Form 10QSB
period 1999-09-30
LOG POINT TECHNOLOGIES INC
filed 1999-12-03
CIK 915569

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from _______________  to ___________

                           Commission File No. 0-25281


                          LOG POINT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Colorado                                           84-1360787
-------------------------------                            ------------------
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


             465 Fairchild Drive, Suite 111, Mountain View, CA 94043
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)        (Zip Code)


                                 (650) 967-3974
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last year.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999 Log Point Technologies, Inc. had 11,058,383 shares of Common Stock outstanding, no par value.


                                      LOG POINT Technologies, Inc.
                                     (a development stage company)
                                             BALANCE SHEETS
                                              (Unaudited)

                                                                     Sep 30, 1999            Sep 30, 1998
                                                                     ============            ============
                                                ASSETS

CURRENT ASSETS
       Cash & Cash Equivalents                                        $       695             $   435,925
       Accounts Receivable                                                  1,200                    --
                                                                      -----------             -----------

                   Total Current Assets                                     1,895                 435,925
                                                                      -----------             -----------

EQUIPMENT & FURNITURE
       Office Equipment & Furniture (net of Depreciation)                  36,976                  39,495
                                                                      -----------             -----------

OTHER ASSETS
       Product Technology License (net of Amortization)                   117,250                 131,250
       Receivable from officers                                              --                   102,703
       Receivable from others                                                --                     9,979
       Deposits                                                             4,281                   3,771
                                                                      -----------             -----------
                   Total Other Assets                                     121,531                 247,703
                                                                      -----------             -----------

TOTAL ASSETS                                                          $   160,402             $   723,123
                                                                      ===========             ===========


                                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of capitalized lease obligations               $    12,410             $     8,461
       Accounts Payable                                                   157,644                  36,099
                                                                      -----------             -----------
                   Total Current Liabilities                              170,054                  44,560
                                                                      -----------             -----------

LONG-TERM DEBT
       Due on product license                                             162,983                 163,981
       Loans from Officers                                                 42,494                    --
       Capitalized lease obligations less current portion                   9,714                  16,250
                                                                      -----------             -----------
                   Total Long-Term Debt                                   215,191                 180,231
                                                                      -----------             -----------

OTHER LIABILITIES
       Deferred salaries & wages, and related payroll taxes               974,278                 656,411
                                                                      -----------             -----------
                   Total Liabilities                                    1,359,523                 881,202
                                                                      -----------             -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock - No par value;  5,000,000 shares
        authorized;  no shares issued
       Common stock - No Par Value;  50,000,000 shares
        authorized;shares issued
          and outstanding 11,058,383                                    1,029,194               1,322,630
       Retained Earnings (deficit)                                     (2,228,315)             (1,480,709)
                                                                      -----------             -----------
                                                                       (1,199,121)               (158,079)
       Less stock receivable                                                 --                      --
                                                                      -----------             -----------
                   Total Stockholders' Equity (Deficit)                (1,199,121)               (158,079)
                                                                      -----------             -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $   160,402             $   723,123
                                                                      ===========             ===========



                                         See Notes to Financial Statements.




                                            LOG POINT Technologies, Inc.
                                           (a development stage company)
                                              STATEMENT OF OPERATIONS
                              For the Three Months Ended September 30, 1999 & 1998 and
                                since Inception (February 1993 to September 30, 1999
                                                    (Unaudited)

                                                  3 Months                3 Months                Since
                                               Sep 30, 1999            Sep 30, 1998             Inception
                                               ------------            ------------             ---------

SALES                                          $      1,200                    None            $     71,680
                                               ------------                                    ------------

COST OF SALES                                          None                    None                    None

OPERATING EXPENSES:
       General and Administrative                    58,024            $     61,413                 574,556
       Research and development                      59,770                 106,519               1,409,469
       Depreciation and Amortization                  6,118                   5,656                 124,467
                                               ------------            ------------            ------------
              Total Operating Expenses              123,912                 173,588               2,108,492
                                               ------------            ------------            ------------

LOSS BEFORE OTHER ITEMS                            (122,712)               (173,588)             (2,036,812)

OTHER INCOME & EXPENSE
       Interest expense                             (18,057)                (10,405)               (204,310)
       Interest Income                                 --                     8,124                  12,807
                                               ------------            ------------            ------------

NET LOSS                                       $   (140,769)           $   (175,869)           $ (2,228,315)
                                               ============            ============            ============



Loss Per Share                                 $     (0.013)           $     (0.016)
                                               ------------            ------------

Weighted average number of shares                10,757,403              11,058,383
                                               ------------            ------------


                                             See Notes to Financial Statements.


                                               LOG POINT Technologies, Inc.
                                             (a development stage company)
                                                STATEMENT OF CASH FLOWS
                                       FOR THE YEARS ENDED JUNE 30, 1998 and 1997

                                                            3 Months            3 Months              Since
                                                          Sep 30, 1999        Sep 30, 1998          Inception
                                                          ------------        ------------          ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) From Operations:                      $  (140,769)         $  (175,869)         $(2,228,315)
  Add:  Non-Cash Items
       Depreciation and Amortization                           6,118                5,656              124,467
       Deferred salaries, related taxes and interest          91,709               51,194              974,278
       Payment of expenses & loans with stock                   --                   --                166,060
   Changes in Assets and Liabilities
       Accounts Receivables                                   (1,200)                --                 (1,200)
       Prepaid Expenses                                         --                  2,500                 --
       Receivable & payables from officers-net                35,733               (5,506)              42,494
       Receivable & payables from others-net                    --                 (9,979)                --
       Deposits                                                 --                   --                 (4,281)
       Accounts payable                                        8,996               31,309              157,644
       Stock Receivable                                         --                   --
                                                         -----------          -----------          -----------
 Net Cash From(To) Operating Activities                          587             (100,695)            (768,853)
                                                         -----------          -----------          -----------

 CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                     --                 (9,508)             (68,694)
                                                         -----------          -----------          -----------
 Net Cash From(To) Investing Activities                         --                 (9,508)             (68,694)
                                                         -----------          -----------          -----------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                             --                   --                 45,049
   Repayment of Debt                                            (358)              (9,909)             (69,941)
   Sale of Common Stock                                         --                   --              1,308,570
    Purchases of Common Stock                                   --               (152,000)            (445,436)
                                                         -----------          -----------          -----------
 Net Cash From(To) Financing Activities                         (358)            (161,909)             838,242
                                                         -----------          -----------          -----------

 Increase(Decrease) in Cash                                      229             (272,112)                 695
 Cash Balance, Beginning                                         466              708,037                 --
                                                         -----------          -----------          -----------
 Cash Balance, Ending                                            695              435,925                  695
                                                         ===========          ===========          ===========


                                        See Notes to Financial Statements.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LOG POINT TECHNOLOGIES, INC.


Date:  December 2, 1999                     By:  /s/  Samuel P. Shanks
       --------------------                      -------------------------------
                                                 Samuel P. Shanks, President