Form 10QSB/A
period 1999-09-30
LOG POINT TECHNOLOGIES INC
filed 2000-01-18
CIK 915569

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB-A
                                 Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _______________  to _____________



                           Commission File No. 0-25281


                          LOG POINT TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Colorado                                         84-1360787
--------------------------------                          -----------------
   (State of Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


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

                            Yes _ X________ No ______


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
                                                         ===========          ===========          ===========


                                        See Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first quarter ended September 30, 1999 and 1998, the Company incurred losses of $140,769 and $176,869, respectively.

Log Point is a development stage company that incurred losses of $140,769 and $176,869 for the quarter ended September 30, 1999 and 1998, respectively. Since inception the Company has incurred losses totaling $2,087,546, all of which has been audited except the first quarter ended September 30, 1999.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending September 30, 2000. Log Point does not expect any significant revenues during the twelve-month period ending September 30, 2000.

When Log Point emerges from its development stage, additional financing will be needed. Log Point is completing negotiations for a major debt financing. These additional funds will be used to increase sales and marketing efforts and to accelerate production of hardware chips from the Company's hardware designs.

The Company will require substantial additional financing in future years. The additional financing would be obtained through loans, secondary public offerings, private placements, and/or mergers. There can be no assurance that such funds will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company in the immediate future just to sustain operation. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous. If future funding is not obtained, Log Point would expect to continue to receive loans until revenue from product licensing and sales become adequate to sustain the companies operations.

Log Point will not conduct any significant research and development during the twelve months ending September 30, 2000.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending September 30, 2000.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending September 30, 2000.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LOG POINT TECHNOLOGIES, INC.


Date:  January 18, 2000                     By:  /s/  Samuel P. Shanks
       ----------------                          -------------------------------
                                                 Samuel P. Shanks, President