Form 10QSB/A
period 1999-12-31
LOG POINT TECHNOLOGIES INC
filed 2000-02-16
CIK 915569

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB-A


    (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ______________



                           Commission File No. 0-25281


                          LOG POINT TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)


            Colorado                                     84-1360787
            --------                                     ----------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


             465 Fairchild Drive, Suite 111, Mountain View, CA 94043
             -------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                 (650) 967-3974
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last year.)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No ____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, Log Point Technologies, Inc. had 11,058,383 shares of Common Stock outstanding, no par value.

                                  LOG POINT Technologies, Inc.
                                 (a development stage company)
                                         BALANCE SHEETS
                                          (Unaudited)

                                                                     Dec 31, 1999    Jun 30, 1999
                                                                     ============    ============
                                     ASSETS

CURRENT ASSETS
       Cash & Cash Equivalents                                        $    (6,580)   $       466
       Accounts Receivable                                                   --             --
                                                                      -----------    -----------

                   Total Current Assets                                    (6,580)           466
                                                                      -----------    -----------

EQUIPMENT & FURNITURE
       Office Equipment & Furniture (net of Depreciation)                  34,358         39,595
                                                                      -----------    -----------

OTHER ASSETS
       Product Technology License (net of Amortization)                   113,750        120,750
       Deposits                                                           204,281          4,281
                                                                      -----------    -----------

                   Total Other Assets                                     318,031        125,031
                                                                      -----------    -----------

TOTAL ASSETS                                                          $   345,809    $   165,092
                                                                      ===========    ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of capitalized lease obligations               $    12,745    $    11,861
       Short-Term Loans                                                   302,536           --
       Accounts Payable                                                   155,294        148,648
                                                                      -----------    -----------

                   Total Current Liabilities                              470,575        160,509
                                                                      -----------    -----------

LONG-TERM DEBT
       Due on product license                                             165,427        160,574
       Loans from Officers                                                 65,626          6,761
       Capitalized lease obligations less current portion                   6,485         13,031
                                                                      -----------    -----------

                   Total Long-Term Debt                                   237,538        180,366
                                                                      -----------    -----------

OTHER LIABILITIES
       Deferred salaries & wages, and related payroll taxes             1,067,564        882,569
                                                                      -----------    -----------

                   Total Liabilities                                    1,775,677      1,223,444
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock - No par value; 5,000,000 shares authorized;
          no shares issued
       Common stock - No Par Value; 50,000,000 shares authorized;
          shares issued and outstanding 11,058,383                      1,104,194      1,029,194
       Retained Earnings (deficit)                                     (2,534,062)    (2,087,546)
                                                                      -----------    -----------
                                                                       (1,429,868)    (1,058,352)
       Less stock receivable                                                 --             --
                                                                      -----------    -----------
                   Total Stockholders' Equity (Deficit)                (1,429,868)    (1,058,352)
                                                                      -----------    -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $   345,809    $   165,092
                                                                      ===========    ===========

                                         Log Point Technologies, Inc.
                                         (a development stage company)
                                            STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                           For the Three Months Ended       For the Six Months Ended         Since
                                                   December 31                     December 31             Inception
                                          ============================    ============================   ==============

                                              1999            1998            1999            1998       02/93 to 12/99
                                          ============    ============    ============    ============   ==============
SALES                                             None            None    $      1,200            None    $     71,680
                                                                          ------------                    ------------

COST OF SALES                                     None            None            None            None            None

OPERATING EXPENSES:
       General and Administrative              121,344    $     49,450         179,368         110,863         695,900
       Research and development                 57,606         161,320         117,376         267,839       1,467,075
       Depreciation and Amortization             6,119           5,997          12,237          11,653         130,586
                                          ------------    ------------    ------------    ------------    ------------
               Total Operating Expenses        185,069         216,767         308,981         390,355       2,293,561
                                          ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEMS                       (185,069)       (216,767)       (307,781)       (390,355)     (2,221,881)

OTHER INCOME & EXPENSE
       Interest expense                       (120,677)        (11,726)       (138,735)        (22,131)       (324,988)
       Interest Income                            --             3,398            --            11,522          12,807
                                          ------------    ------------    ------------    ------------    ------------

NET LOSS                                  $   (305,746)   $   (225,095)   $   (446,516)   $   (400,964)   $ (2,534,062)
                                          ============    ============    ============    ============    ============



Loss Per Share                            $     (0.028)   $     (0.020)   $     (0.042)   $     (0.036)
                                          ------------    ------------    ------------    ------------

Weighted average number of shares           10,757,403      11,058,383      10,757,403      11,058,383
                                          ------------    ------------    ------------    ------------





                                           LOG POINT Technologies, Inc.
                                          (a development stage company)
                                              STATEMENT OF CASH FLOWS


                                                       For the Three Months Ended     For the Six Months Ended         Since
                                                               December 31                   December 31             Inception
                                                       ==========================    ==========================   ==============

                                                           1999           1998           1999          1998       02/93 to 12/99
                                                       ===========    ===========    ===========    ===========   ==============

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) From Operations:                    $  (305,746)   $  (225,095)   $  (446,516)   $  (400,964)   $(2,534,062)
  Add:  Non-Cash Items
       Depreciation and Amortization                         6,119          5,997         12,237         11,653        130,586
       Deferred salaries, related taxes and interest        93,285         68,189        184,995        119,383      1,067,564
       Payment of expenses & loans with stock               75,000           --           75,000           --          241,060
   Changes in Assets and Liabilities
       Accounts Receivables                                  1,200           --             --             --             --
       Prepaid Expenses                                       --             --                           2,500           --
       Receivable & payables from officers-net              23,132         (7,600)        58,865        (13,106)        65,626
       Receivable & payables from others-net                  --             --             --           (9,979)          --
       Deposits                                           (200,000)          --         (200,000)          --         (204,281)
       Accounts payable                                     (2,350)        53,602          6,646         84,911        155,294

                                                       -----------    -----------    -----------    -----------    -----------
 Net Cash From(To) Operating Activities                   (309,360)      (104,907)      (308,773)      (205,602)    (1,078,213)
                                                       -----------    -----------    -----------    -----------    -----------

 CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                   --           (7,550)          --          (17,058)       (68,694)

                                                       -----------    -----------    -----------    -----------    -----------
 Net Cash From(To) Investing Activities                       --           (7,550)          --          (17,058)       (68,694)
                                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                           --            7,550           --            7,550         45,049
   Proceeds from Short-term Financing                      302,536           --          302,536           --          302,536
   Repayment of Debt                                          (451)        (4,834)          (809)       (14,743)       (70,392)
   Sale of Common Stock                                       --             --             --             --        1,308,570
   Purchases of Common Stock                                  --         (234,520)          --         (386,520)      (445,436)

                                                       -----------    -----------    -----------    -----------    -----------
 Net Cash From(To) Financing Activities                    302,085       (231,804)       301,727       (393,713)     1,140,327
                                                       -----------    -----------    -----------    -----------    -----------

 Increase(Decrease) in Cash                                 (7,275)      (344,261)        (7,046)      (616,373)        (6,580)
 Cash Balance, Beginning                                       695        435,925            466        708,037           --
                                                       -----------    -----------    -----------    -----------    -----------
 Cash Balance, Ending                                  $    (6,580)   $    91,664    $    (6,580)   $    91,664    $    (6,580)
                                                       ===========    ===========    ===========    ===========    ===========




MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
----------------------------------------------------------

During the second quarter ended December 31, 1999 and 1998, the Company incurred losses of $305,746 and $225,095, respectively.

Log Point is a development stage company that incurred losses of $305,746 and $225,095 for the quarter ended December 31, 1999 and 1998, respectively. Log Point incurred losses of $446,516 and $400,964 for the two quarters ended December 31, 1999 and 1998, respectively. Since inception the Company has incurred losses totaling $2,534,062, all of which has been audited except the second quarter ended December 31, 1999.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending December 31, 2000. Log Point does not expect any significant revenues during the twelve-month period ending December 31, 2000.

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

Log Point will not conduct any significant research and development during the twelve months ending December 31, 2000.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending December 31, 2000.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending December 31, 2000.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LOG POINT TECHNOLOGIES, INC.


Date: February 16, 2000                    By: /s/ Samuel P. Shanks
-----------------------                    ------------------------
                                           Samuel P. Shanks, President