Form 10QSB
period 2000-03-31
LOG POINT TECHNOLOGIES INC
filed 2000-05-30
CIK 915569

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


          (Mark One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to_____________



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

                                Yes  X   No ______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 25, 2000, Log Point Technologies, Inc. had 11,233,333 shares of Common Stock outstanding, no par value.

                                              LOG POINT Technologies, Inc.
                                             (a development stage company)
                                                    BALANCE SHEETS
                                                     (Unaudited)

                                                                                            Mar 31, 2000    Jun 30, 1999
                                                                                            ------------    ------------
                                    ASSETS
CURRENT ASSETS
       Cash & Cash Equivalents                                                               $       301    $       466
       Accounts Receivable                                                                          --             --
                                                                                             -----------    -----------

                   Total Current Assets                                                              301            466
                                                                                             -----------    -----------

EQUIPMENT & FURNITURE
       Office Equipment & Furniture (net of Depreciation)                                         31,739         39,595
                                                                                             -----------    -----------

OTHER ASSETS
       Product Technology License (net of Amortization)                                          110,250        120,750
       Deposits                                                                                  204,281          4,281
                                                                                             -----------    -----------

                   Total Other Assets                                                            314,531        125,031
                                                                                             -----------    -----------

TOTAL ASSETS                                                                                 $   346,571    $   165,092
                                                                                             ===========    ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of capitalized lease obligations                                      $    12,594    $    11,861
       Short-Term Loans                                                                          322,536           --
       Accounts Payable                                                                          163,918        148,648
                                                                                             -----------    -----------

                   Total Current Liabilities                                                     499,048        160,509
                                                                                             -----------    -----------

LONG-TERM DEBT
       Due on product license                                                                    167,909        160,574
       Loans from Officers                                                                        88,231          6,761
       Capitalized lease obligations less current portion                                          3,606         13,031
                                                                                             -----------    -----------

                   Total Long-Term Debt                                                          259,746        180,366
                                                                                             -----------    -----------

OTHER LIABILITIES
       Deferred salaries & wages, and related payroll taxes                                    1,154,049        882,569
                                                                                             -----------    -----------

                   Total Liabilities                                                           1,912,843      1,223,444
                                                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock - No par value; 5,000,000 shares authorized; no shares issued

       Common stock - No Par Value; 50,000,000 shares authorized; shares issued and
          outstanding 11,233,333 and 11,058,333 as of March 31, 2000 and 1999 respectively     1,114,194      1,029,194
       Retained Earnings (deficit)                                                            (2,680,466)    (2,087,546)
                                                                                             -----------    -----------
                                                                                              (1,566,272)    (1,058,352)
       Less stock receivable                                                                        --             --
                                                                                             -----------    -----------
                   Total Stockholders' Equity (Deficit)                                       (1,566,272)    (1,058,352)
                                                                                             -----------    -----------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                          $   346,571    $   165,092
                                                                                             ===========    ===========

                                           See Notes to Financial Statements


                                        LOG POINT Technologies, Inc.
                                       (a development stage company)
                                          STATEMENT OF OPERATIONS
                                               (Unaudited)



                                         For the Three Months Ended      For the Nine Months Ended         Since
                                                  March 31                        March 31               Inception
                                        ----------------------------    ----------------------------   --------------
                                            2000            1999            2000             1999      02/93 to 12/99
                                        ------------    ------------    ------------    ------------   --------------
SALES                                           None            None    $      1,200            None    $     71,680
                                                                        ------------                    ------------

COST OF SALES                                   None            None            None            None            None

OPERATING EXPENSES:
      General and Administrative              49,235    $    106,445         228,603         217,308         745,135
      Research and development                51,398         100,701         168,774         368,540       1,518,473
      Depreciation and Amortization            6,118           5,997          18,355          17,650         136,704
                                        ------------    ------------    ------------    ------------    ------------
             Total Operating Expenses        106,751         213,143         415,732         603,498       2,400,312
                                        ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEMS                     (106,751)       (213,143)       (414,532)       (603,498)     (2,328,632)

OTHER INCOME & EXPENSE
      Interest expense                       (39,652)        (18,862)       (178,388)        (40,993)       (364,641)
      Interest Income                           --               370            --            11,892          12,807
                                        ------------    ------------    ------------    ------------    ------------

NET LOSS                                $   (146,403)   $   (231,635)   $   (592,920)   $   (632,599)   $ (2,680,466)
                                        ============    ============    ============    ============    ============



Loss Per Share                          $     (0.013)   $     (0.021)   $     (0.055)   $     (0.058)
                                        ------------    ------------    ------------    ------------

Weighted average number of shares         10,919,903      10,789,533      10,811,570      10,898,568
                                        ------------    ------------    ------------    ------------





                                      See Notes to Financial Statements


                                                  LOG POINT Technologies, Inc.
                                                 (a development stage company)
                                                    STATEMENT OF CASH FLOWS
                                                          (Unaudited)



                                                        For the Three Months Ended      For the Nine Months Ended        Since
                                                                 March 31                         March 31              Inception
                                                       ----------------------------    ----------------------------   --------------
                                                            2000           1999             2000            1999      02/93 to 03/00
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) From Operations:                    $   (146,403)   $   (231,635)   $   (592,920)   $   (632,599)   $ (2,680,466)
  Add:  Non-Cash Items
       Depreciation and Amortization                          6,118           5,997          18,356          17,650         136,705
       Deferred salaries, related taxes and interest         86,485          88,295         271,480         207,678       1,154,049
       Payment of expenses & loans with stock                10,000            --            85,000            --           251,060
   Changes in Assets and Liabilities
       Accounts Receivables                                    --              --              --              --              --
       Prepaid Expenses                                        --              --                             2,500            --
       Receivable & payables from officers-net               22,605          39,544          81,470          26,438          88,231
       Receivable & payables from others-net                   --              --              --            (9,979)           --
       Deposits                                                --              --          (200,000)           --          (204,281)
       Accounts payable                                       8,624          51,002          15,270         135,913         163,918

                                                       ------------    ------------    ------------    ------------    ------------
 Net Cash From(To) Operating Activities                     (12,571)        (46,797)       (321,344)       (252,399)     (1,090,784)
                                                       ------------    ------------    ------------    ------------    ------------

 CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                    --              (100)           --           (17,158)        (68,694)

                                                       ------------    ------------    ------------    ------------    ------------
 Net Cash From(To) Investing Activities                        --              (100)           --           (17,158)        (68,694)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                            --              --              --             7,550          45,049
   Proceeds from Short-term Financing                        20,000            --           322,536            --           322,536
   Repayment of Debt                                           (548)         (2,637)         (1,357)     10,811,570         (70,940)
   Sale of Common Stock                                        --              --              --              --         1,308,570
   Purchases of Common Stock                                   --           (46,040)           --          (432,560)       (445,436)

                                                       ------------    ------------    ------------    ------------    ------------
 Net Cash From(To) Financing Activities                      19,452         (48,677)        321,179      10,386,560       1,159,779
                                                       ------------    ------------    ------------    ------------    ------------

 Increase(Decrease) in Cash                                   6,881         (95,574)           (165)     10,117,003             301
 Cash Balance, Beginning                                     (6,580)         91,664             466         708,037            --
                                                       ------------    ------------    ------------    ------------    ------------
 Cash Balance, Ending                                  $        301    $     (3,910)   $        301    $ 10,825,040    $        301
                                                       ============    ============    ============    ============    ============



                                                See Notes to Financial Statements


                          Notes to Financial Statements
                          -----------------------------

Note 1. Issuance of 144 Restricted Common
-----------------------------------------

During the third quarter ended March 31, 2000, a total of 175,000 shares of restricted common stock of the Company were issued to six individuals for services rendered to the Company during the second and third quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
----------------------------------------------------------

During the third quarters ended March 31, 2000 and 1999, the Company incurred losses of $146,403 and $231,635 respectively.

Log Point is a development stage company that incurred losses of $146,403 and $231,635 for the quarters ended March 31, 2000 and 1999 respectively. Log Point incurred losses of $592,920 and $632,599 for the three-quarters ended March 31, 2000 and 1999 respectively. Since inception, the Company has incurred losses totaling $2,680,466.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending March 31, 2001. Log Point does not expect any significant revenues during the twelve-month period ending March 31, 2001.

When Log Point emerges from its development stage, additional financing will be needed. Log Point completed negotiations for a major debt financing and received a commitment letter for a twenty-million-dollar financing from Monmouth Partners L.L.P of Monmouth County, New Jersey. These additional funds will be used for sales and marketing efforts and for production of hardware chips using the Company's hardware designs.

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

Log Point will not conduct any significant research and development during the twelve months ending March 31, 2001.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending March 31, 2001.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending March 31, 2001.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LOG POINT TECHNOLOGIES, INC.


Date: March 30, 2000                       By: /s/ Samuel P. Shanks
--------------------                       ------------------------
                                           Samuel P. Shanks, President