Form 10KSB
period 2000-06-30
LOG POINT TECHNOLOGIES INC
filed 2000-10-20
CIK 915569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



                                  ANNUAL REPORT
        Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 2000


                          LOG POINT TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)


         Colorado                                            84-1360787
-------------------------------                         ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)

465 Fairchild Drive, Suite 111, Mountain View, CA               94043
---------------------------------------------------         -------------
(Address of principal executive offices)                      (Zip Code)

                                 (650) 967-3974
                                 --------------
                           (Issuer's Telephone Number)


Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be registered:            Name of each exchange on which
                                                 each class is to be registered:

               N/A                                                N/A
 ------------------------------------                     ---------------------


Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for its most recent year were $0.00.
                                                     -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,500,000 as of September 25, 2000.

The number of shares outstanding of the Company's classes of common and preferred equity are as follows.

a. Common Stock
   ------------

The Company is authorized to issue 50,000,000 shares of no par value per share common stock. The holders of each share are entitled to one vote for each share held, and are entitled to dividends when and as declared by the Board of Directors. At September 25, 2000, common shares issued and outstanding totaled 11,247,333.

b. Preferred Stock
   ---------------

The Company is authorized to issue 5,000,000 shares of no par value per share preferred stock, which may be issued in classes or series with various rights and designations by the Board of Directors. No shares have been issued. Each share of preferred stock is entitled to dividends when and if declared by the Board of Directors.


Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X] .

                          LOG POINT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                        FOR THE YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I
Item 1.        Description of Business
Item 2.        Description of Property
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Securities Holders
PART II
Item 5.        Market for Registrant's common Equity and Related
         Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.        Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 9.        Directors and Executive Officers of the Registrant
Item 10.       Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risk, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products.; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

INTRODUCTION
------------

Log Point is, and has been for the past seven years, a development stage digital electronics company that develops high performance embedded digital computation products. Log Point's innovations include software that can be embedded in software applications, a set of mathematical functions that can be embedded in computer software languages, and electronic firmware that can be mounted on printed-circuit boards. These products are used to perform specific mathematical functions many times faster than currently available technology. These products can be used to complement or modify existing microcontrollers and microprocessors to substantially improve their performance. They can also be used to build stand-alone math coprocessors, graphics chips and graphics accelerators that work with or expand the capabilities of existing hardware numerical processors.

Log Point began as a private, California based research and development firm in February, 1993. On October 24, 1997, a transaction was closed in which Log Point California was merged into Sandtech Developments, Inc., a Colorado corporation organized on July 19, 1996. Through this merger, accounted for as a reverse purchase acquisition, Sandtech Developments, Inc. acquired all of the assets and liabilities of Log Point California, the name of Sandtech Developments, Inc. was changed to Log Point Technologies, Inc., new officers and directors were elected, and the shareholders of Log point California became the controlling shareholders of Sandtech Developments, Inc.

There have been no bankruptcies, receiverships or similar proceedings in this Company.

BUSINESS
--------

General
-------

Log Point is, and has been for the past seven years, a development stage digital electronics company that develops high performance embedded digital computation products. Log Point's innovations include software that can be embedded in software applications, a set of mathematical functions that can be embedded in computer software languages, and electronic firmware that can be mounted on printed-circuit boards. These products are used to perform specific mathematical functions many times faster than currently available technology. These products can be used to complement or modify existing microcontrollers and microprocessors to substantially improve their performance. They can also be used to build stand-alone math coprocessors, graphics chips and graphics accelerators that work with or expand the capabilities of existing hardware numerical processors.

The Company's products are based upon its patented logarithm-based computation processes for use in the software and digital electronics industries. Math-intensive applications that are enhanced by Log Point's processes experience speed increases of 2 to 1000 times faster than conventional methods. The Company uses its exponential floating-point computational methodology to increase greatly the speed of computer applications, such as sound and graphics. When applied to low-cost high-volume computer chips, the Company believes that resulting speed increases can make such chips economical for use in all sorts of digital electronic products, making them "smart" products. In addition, applying the Company's technology in newer chips significantly enhances performance in software and digital electronic products.

The Company's products can be incorporated in digital electronics chips and microprocessors in areas such as automotive controls, games, 2-D and 3-D graphics, handheld and desktop personal computers, computer networks and related computer peripherals, signal processing, multimedia, avionics, instrumentation, laser printers, robotics, imaging, instrumentation, computers and peripheral, and communications.

To maintain a competitive edge in price sensitive volume consumer electronics products, the Company believes that manufacturers of such products face many challenges, such as a market that demands increasing product performance, the need of a lower cost per function, the problem of a decreasing product life and the need to decrease the time from product development to market. Log Point believes its products meet these needs.

Log Point's technology is based on logarithms and ultra efficient look-up table-based function generators providing fast and precise calculations. This technology allows many new design alternatives, and efficient computations, even in pure software executed by low-cost embedded computer chips.

While developing its hardware designs, Log Point made what it believes to be a breakthrough in numerical computation. Through electronic design, the silicon area for Log Point technology was shown to be more than 10 times smaller than the area required for conventional floating point hardware. This reduction in silicon area means that less power is consumed by the hardware chip that leads to less heat generation. Thus the reduced silicon area leads to lower-cost product designs and to longer battery life for the end user of consumer electronics.

Log Point possesses exclusive rights to market and vend products based upon patents on its technology. Log Point has completed construction of several SuperSpeed Soft CoProcessor products and is now marketing these products directly and as a third-party vendor on Microsoft and Inprise (f/k/a Borland) and several major semiconductor chip manufacturers (Intel, Fujitsu, National Semiconductor and Mitsubishi) websites. These companies have placed Log Point products on their web sites with links to Log Point's web site at http://www.logpoint.com. Log Point also has links to the above companies websites at http://www.logpoint.com/interest.htm.

The Company is targeting its present SuperSpeed(TM) software product designs to the manufacturers and users of embedded microprocessors, including manufacturers of numerous categories of lower-cost, volume manufactured electronic products. The SuperSpeed software products include Soft CoProcessor(TM) high performance exponential floating-point (efp) virtual processors and scaled-integer generators of numerous scientific and engineering functions heretofore not available at ultra-high speed and low cost. "Floating point" and "scaled integer" refers to particular ways that numbers are represented in a computer.

The Company is targeting its electronics efp hardware designs to manufacturers of 32 to 64 bit embedded microprocessors, including manufacturers of numerous categories of volume manufactured consumer digital electronic products.

Log Point's marketing effort is centered on developing joint marketing and sales efforts with microprocessor manufacturers, compiler vendors, and other embedded systems vendors such that both Log Point and other companies leverage each other's capabilities to increase product sales. Log Point is continuing to develop joint relationships with other companies.

Log Point is designing hardware versions of its technology for various manufacturing processes in the electronics industry. The first hardware designs should be available for licensing in the near future.

Log Point has completed negotiations for a $20,000,000 financing for hardware production of digital-signal-processing (DSP) chips, graphics accelerator chips, and efp microprocessor designs. Log Point plans to out-source the production of hardware chips to semiconductor manufacturers. As sales of hardware chips increase, Log Point plans to purchase or build a fabrication plant to produce its own chips.

As of June 30, 2000, no sales of Log Point products have been made. Software products, that have been completed by Log Point, are being evaluated by companies. Log Point expects that some of the companies evaluating the software to become customers. The hardware design products, for licensing to the electronics industry are still being developed. The production of hardware chips, that are based on the hardware designs, will require financing. No significant licensing of hardware designs and sales of hardware chips are expected until Log Point receives financing. Therefore no significant licensing or sales of products are expected over the twelve-month period ending June 30, 2001. When financing is obtained, Log Point will accelerate its product development, and increase its sales and marketing activities.

PRODUCT LINES
-------------

The Company is developing and marketing software, hardware designs, and hardware product lines. Products completed and being marketed are:

Software--Soft CoProcessors

     o Portable C source for basic efp arithmetic and scientific function libraries
     o    32-bit C and assembler source for SPARC and SPARClite 930 Series
     o    32-bit C and assembler source for Intel 386, 486 and Pentium
     o 24-bit DSP (digital signal processing) assembler source for 8-bit Intel 8051/2 and Motorola 68HC11/12/16
     o In-house GNU tools support (GNU tools is a C computer programming language)
     o    32-bit C++ class arithmetic and scientific function libraries.

Products for future development and marketing are:

Software for licensing to the electronics industry:

     o Function Generators (development is complete but is currently being upgraded)
     o Assembler efp for the following microprocessors: PowerPC, 68xxx, ColdFire, HPPA, MIPS, ARM, StrongArm, Hitachi SH Series and Mitsubishi M32R/D (in final development stage)
     o    Enhanced Conventional Floating-Point Math Libraries (in R&D)
     o    Application software (in R&D)

Hardware Designs for licensing to the electronics industry:

     o Function Generators (development is complete but is currently being upgraded)
     o    Electronic design Standard Cell Libraries (in final development stage)
     o    New Microprocessor Instructions (in final development stage)
     o    EFP Cores (in R&D)
     o    Hardware, intellectual property (in final development stage)

Hardware chips for sale to the consumer electronics industry:

     o    Function Generators (in final development stage)
     o    FPGA Chips (in final development stage)
     o    DSP Chips (in final development stage)
     o    ASIC Chips (in final development stage)
     o    Microprocessor Chips (in final development stage)

MARKET AND MARKETING STRATEGY/DISTRIBUTION METHODS
--------------------------------------------------

The Company's technology has applications in virtually all aspects of digital electronics chips and equipment, including computers. The markets for these products are huge and growing rapidly. According to DataQuest, electronics equipment markets for calendar year 1992 were $642 billion and will grow to over one trillion dollars for calendar year 1999. Other products, such as automobiles, that have a high electronic content, but not enough to be classified as electronic equipment, add considerably to that number. Automobiles, with over $400 of electronics each, would account for at least an additional $50 billion annually. The microprocessor market is expected to be over $30 billion for calendar year 1999 and growing 13.4% per year. The ASIC/Logic Chips market is expected to be over $21 billion by 1999 and growing 8.1% per year. By the calendar year 2000, the combined microprocessor and the ASIC/Logic Chips markets will be over $70 billion. [The DSP market and other markets are neglected in this analysis.]

Target Markets
--------------

Log Point is a developer of high performance embedded digital computation. Its products include software that can be embedded directly in software applications, a complete set of algorithms that can be embedded in computer programming languages, and firmware that can be mounted on printed-circuit boards. This firmware would be used to perform specific high performance numerical computations many times faster than conventional technology. The Log

Point technology can also be implemented in digital electronic design to complement existing computer chips. It can be used to build stand alone math coprocessors that work with existing computer chips or used to expand the capabilities of existing hardware numerical processors. Log Point products fit many applications across the entire digital electronics industry.

The Company's target market includes all users and developers of:

     o    Microprocessors
     o    DSP (digital signal processors), graphics, filter chips
     o    FPGA (field-programmable gate array) users and manufacturers
     o    Standard cells, ASIC (application specific integrated circuit) chips
     o    Custom chips incorporating any of the above.
     o    Design software for chips
     o    Compilers for high level programming languages (C/C++, Basic, FORTRAN)
     o    Application software

The Company anticipates the following marketing obstacles:

     o Getting its message of new computational capabilities to the embedded system designers that buy development tools. This includes FAA certification, which is a strong selling point to decision-makers, not just in aviation, but throughout the embedded computation industry. Some Log Point software products have been completed and have been thoroughly tested for speed and reliability. The products are ready for FAA certification when a customer has a requirement for FAA certification. This enables the designers to demand that all major development tool vendors support the Company's products. This then enables the Company's products to have direct distribution channels to the entire body of vendors' customer bases throughout the world.
     o PR, advertising, and articles in trade publications require substantial time to make a real impact in the industry.
     o When a customer requires FAA certification of Log Point products for the first time, FAA certification will take at least a few weeks to commence and likely several months to complete. After FAA certification has been completed, the certification will not have to be repeated for future customers who require FAA certified products. It must be point out, that Log Point does not need FAA certification to sell its products. Some companies require FAA certification. Log Point desires FAA certification of its products, because FAA certification will lend credibility to Log Point products.
     o After sufficient numbers of designers request the Company's products, a few months are likely required for the release of a vendor's tools that provide support of the Company's products.
     o There is a delay while designers use such tools to examine the effect that the Company's products have on their embedded designs before they license the Company's products.
     o While making a strenuous effort toward market penetration, price concessions will also be used to maximize the quantity of design wins incorporating Company products.

Log Point has made great strides to overcome the obstacles to its entry into the floating-point market. The Company has created a website (www.logpoint.com) which has received over 20,000 visits. The Company has also arranged with Intel, IBM, Microsoft, Fujitsu, Mitsubishi and National Semiconductor to publish Log

Point's product information on their websites with web links to the Log Point website. This Internet exposure has attracted many Beta testers of Log Point's products and has attracted potential investors and take-over suitors. The Company expects some of the Beta testers to become customers of its products. The Company is contemplating debt financing and private placement investments from potential investors as well as being acquired by other corporations.

The thrust of the Company's marketing strategy includes:

Software:

     o Developing joint marketing and sales efforts with each microprocessor manufacturer such that both the Company and the microprocessor manufacturer leverage each other's capabilities to increase product sales.
     o Conducting direct mail campaigns targeted at the technology decision-makers at volume manufacturers of consumer products.
     o    Telemarketing follow up.
     o Providing beta site developer kits for evaluation of the Company's products.
     o    Giving engineering presentations to the evaluation team.
     o Benchmarking potential customer software using the Company's technology.
     o    Negotiating licenses.
     o Supporting customer product development to optimize performance and quality.
     o    Receiving royalties for each unit of customer product shipped.
     o    Teaching seminars for customers.

Hardware Designs:

     o Obtaining software porting/proof-of-concept contracts with microprocessor manufacturers.
     o Obtaining hardware feasibility contracts with microprocessor manufacturers.
     o    Negotiating license for hardware design.
     o Supporting microprocessor manufacturer with the design of SuperSpeed pipelined floating-point technology into their microprocessor.
     o    Receiving royalty payments for each microprocessor shipped.

Hardware:

     o    Design hardware products.
     o Produce evaluation boards for distribution to the digital electronics market.
     o Help potential customers efficiently design their product with Log Point hardware products.
     o Receive orders from customers for hardware and firm commitment to pay for hardware.
     o Contract with computer chip manufacturer to produce chip from hardware design.
     o    Deliver completed hardware chips to customer.

World Wide Web
--------------

The Company has a World Wide Web home page at the URL: http://www.logpoint.com. This Web page contains basic information about the Company, its latest news, technology, products, application notes, special programs, investor information and frequently asked questions, as well as how to contact the Company. Log Point's Web page is also listed with many of the most popular Web search engines. When the Company receives sufficient capital, it intends to advertise the Web page on the World Wide Web and in trade publications oriented toward embedded systems and digital signal processing. Log Point is also listed in the Web pages of Intel, Fujitsu, Wind River Systems, Mitsubishi, Inprise, Motorola, Integrated Systems and National Semiconductor, among others. The Company has identified many sales leads, beta testers, and potential joint ventures through its Web page.

Marketing Efforts
-----------------

The Company has established third-party marketing efforts on IBM, Microsoft, Intel, National Semiconductor, Fujitsu, Motorola, Integrated Systems, Mitsubishi, and Wind River Systems websites through which Log Point product descriptions and Log Point web link on each of these companies web sites. While there are no written agreements with these companies, they have voluntarily included Log Point on their respective web sites. These relationships will continue as long as it is mutually beneficial to each company.

Intel has stopped producing the 187 and 387 hardware numerical coprocessors. Many of Intel's customers presently manufacture products requiring the hardware numerical performance of the 187, 287 and 387. In most cases, Log Point's Soft CoProcessor can replace the discontinued hardware. National Semiconductor is displaying the Company's products, through the National Semiconductor web site, to its customer base. Integrated Systems has incorporated the Company's Soft CoProcessor product into their Embedded Systems Development Tools and has created an automobile cruise control demonstration model using the Soft CoProcessor.

PATENTS
-------

The Company has more than 60 patents that have issued in the U.S. and 41 foreign countries. Some patents are still pending in the PCT which covers Japan and Europe, and the Company expects more patents to issue in 17 foreign country soon.. The patents cover method and apparatus, using logarithmic and table-look-up technology, to generate functions and complete floating-point systems for digital electronics. The Company has filed a patent in the U.S. and internationally, that covers improvements in the software performance for microprocessors. The Company has filed patents on small-silicon-area pipelined versions of its floating-point hardware designs and graphics accelerator designs. The new technology improves the Company's competitive edge in silicon designs and performance of its Soft CoProcessor products. The life of these new patents will be approximately 20 years.

TRADEMARKS
----------

The Company has trademarks on "Log Point(TM)," "SuperSpeed(TM)", "Soft CoProcessor(TM)," and "FastFun(TM)."

TECHNOLOGY LICENSE AGREEMENT
----------------------------

On February 18, 1993, the Company entered into a technology license agreement with the founders of the Company, one of whom is the holder of three United States Patents, a pending patent, pending international patents, and licensed trademarks and logo for founders common shares, $210,000 to the one founder who is the owner of the patents, and royalties based upon revenues to be paid to the owner of the patents. The $210,000 was due upon signing of the agreement or in installment payments over an unstated period. Royalties of 5% of annual gross receipts to $25,000,000, and 2% of annual gross receipts over $25,000,000. At June 30, 1999 and 2000, the unpaid balance of the $210,000 amount was $160,574 and $170,428, respectively. The aforementioned agreement does not have a termination date, and provides the Company with the exclusive worldwide right to manage all leasing, marketing, selling and vending of sub-licenses with respect to the licensed technology and products under the patents. The approximate remaining life of the three United States patents is 15 years.

COMPETITION
-----------

The computer technology industry is highly competitive. The Corporation competes with many other companies in the computer technology industry, many of which are larger and better capitalized than the Company. The Company's primary sources of competition are microprocessor manufacturers and vendors of conventional floating-point software systems.

The Company believes its competitive advantages include a reduced silicon area needed on a computer chip coupled with the fact that hardware using the Company's technology is 10 to 100 times faster than conventional floating point hardware, which gives Log Point a competitive advantage in products using chips or microprocessors with floating point technology. Silicon is very expensive and cost of manufacturing electronic hardware chips increases dramatically as the chip area required increases. These advantages provide for a greater selection of functions, fitting applications in more end user products, allowing more design alternatives and flexibility, being more cost effective, upgrading lower cost components, and invading existing markets as well as opening up whole new ones.

SEASONALITY
-----------

The Company's product diversification is such that it does not expect to experience seasonal up or down turns.

WORKFORCE
---------

The Company currently employs six individuals; two individuals in management, two individuals in administrative, and two individuals in engineering and research and development. The Company currently has two part-time individuals working on a consultant basis who provides marketing assistance for the Company. There is no collective bargaining agreement with employees. The Company considers its relationship with its employees to be excellent.

YEAR 2000
---------

Overview
--------

Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in the system recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software and hardware failures or miscalculations and is generally referred to as the "Year 2000" problem.

The company recognizes that the impact of the Year 2000 problem extends beyond its computer hardware and software and may ultimately affect utility and telecommunication services, as well as the systems of its customers and suppliers. The company acknowledges that none of its products are date sensitive and therefore, are all Year 2000 compliant. The company is prepared to take corrective action that may be required within each of the following areas:

Log Point Products
------------------

Log Point has completed its internal Year 2000 testing and analysis of its products. The Company believes that all of its products are Year 2000 compliant and is committed to maintaining compliance in any future revisions of its products.

Internal Information Systems
----------------------------

The Company's internal information systems utilize hardware and software from several commercial suppliers. The Company has investigated its internal information systems for Year 2000 compliance, and certain modifications have been identified and corrected on critical systems to ensure that the Company's operations will be Year 2000 compliant. This effort will continue throughout 2000.

Third Parties
-------------

The Company has had communications with certain of its significant suppliers and customers to evaluate their Year 2000 compliance plans, state of readiness and to determine the extent to which the Company's systems and products may be affected by the failure of others to remedy their own Year 2000 issues. Year 2000 compliance is a prerequisite to new supplier relationships. There can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's business, financial condition or results of operations.

Cost for Year 2000 Compliance
-----------------------------

The Company believes that the total cost of Year 2000 compliance activity will not be material to the Company's operations, liquidity and capital resources.

Year 2000 Risks Faced by Log Point
----------------------------------

The Company may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on the Company's business financial condition or results of operation. Log Point has conducted a review of its business systems in an attempt to identify ways in which its systems could be affected by Year 2000 problems. Based on this review, the company does not expect the Year 2000 issue to have a material adverse affect on its systems.

Item 2.  DESCRIPTION OF PROPERTY.

The Issuer's principal offices are located at 465 Fairchild Drive, Suite 111, Mountain View, California 94043. This leased location has approximately 680 square feet of office space. The current lease expires on December 31, 2000. The Issuer feels that this facility is overcrowded and inadequate for its current level of activity and plans to expand to approximately 10,000 square feet of office space in the near future.

Item 3.  LEGAL PROCEEDINGS.

From time to time, in the normal course of doing business, the Company has legal proceedings. The Company is not involved in legal proceedings that will have a material effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the OTC Bulletin Board under the trading symbol "LGPT." The Company's common stock has been traded since October, 1997, before which there was little or no activity. Currently, the following brokerage firms are making a market in the Company's common stock: Hill Thompson Magid & Co., Herzog & Co., Sharpe Capital, Inc., GVR Company, Paragon Capital Corp., Sherwood Securities, Wm. V. Frankel & Co. Inc., Wien Securities Corp., Sierra Brokerage Services, Inc., M. H. Meyerson, Knight Securities, USCC Trading and Lloyd Wade Securities.

The following table sets forth for the period indicated, the range of high and low closing bid quotations per share. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                 Price per Share
                                                 ---------------
Period Ended                                 High                 Low
------------                                 ----                 ---

Fourth Quarter 1999 (6/30/00)              $ 1.38               $ 0.91

Third Quarter 1999 (3/31/00)               $ 1.19               $ 0.53

Second Quarter 1999 (12/31/99)             $ 3.19               $ 0.53

First Quarter 1999 (9/30/99)               $ 3.19               $ 0.97

The Company has approximately 150 shareholders of record.

The Company has not paid, nor does it anticipate paying dividends in the foreseeable future.

The common shares of the Company are subject to the "Penny Stock Rules" of Rule 15(g) of the Securities Exchange Act of 1934. These rules impose additional sales requirements on broker dealers selling securities to persons other than established customers and accredited investors as defined in the Securities Act of 1933. Brokerage transactions falling within these rules require brokers to make a special suitability determination for the purchaser and to obtain the purchaser's written consent to make the trade before making the sale. Accordingly, these Penny Stock Rules may adversely affect the ability of the purchasers to resell these securities.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the fiscal years ended June 30, 1999 and 2000, the Company incurred losses of $782,706 and $865,831, respectively.

Log Point is a development stage company that incurred losses of $782,706 and $865,831 for years ended June 30, 1999 and 2000, respectively. Since inception the Company has incurred losses totaling $2,953,377.

To date, Log Point has been dependent upon the proceeds from an equity transaction, under a 504 offering, to fund its development stage operations, and at a minimum, management believes that its borrowings from private individuals, officers and directors will be adequate to fund its minimum requirements for fiscal year ending June 30, 2001. Log Point does not expect any significant revenues during the twelve-month period ending June 30, 2001.

When Log Point emerges from its development stage, additional financing will be needed. Log Point has completed negotiations for a $20,000,000 financing, and has a commitment form Monmouth Partners to finance Log Point. The current price of the stock will have no effect on the financing. As far as the financing is concerned, the price of the stock will not be a factor in dilution of the Company stock. The Company also has the opportunity to obtain additional funds, as needed, through Monmouth Partners, provided Monmouth Partners continues to do business. These additional funds will be used to increase sales and marketing efforts and to accelerate production of hardware chips from the Company's hardware designs.

The Company will require substantial additional financing in future years. The additional financing would be obtained through loans, secondary public offerings, private placements, and/or mergers. There can be no assurance that such funds will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company in the immediate future just to sustain operation. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous. If future funding is not obtained, Log Point would continue to receive loans from private individuals, officers and directors until revenue from product licensing and sales become adequate to sustain the companies operations.

Log Point will not conduct any significant research and development during the next twelve months ending June 30, 2001.

Log Point has no plans to purchase any plant or significant equipment during the next twelve months ending June 30, 2001.

The Company does not anticipate any significant changes in its number of employees during the next twelve months ending June 30, 2001.

Item 7.  FINANCIAL STATEMENTS

AUDITORS REPORT FOR THE YEAR ENDED JUNE 30, 2000

Board of Directors
Log Point Technologies, Inc.
(A development stage company)
Mountain View, California


We have audited the accompanying balance sheet of Log Point Technologies, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Log Point Technologies, Inc. (a development stage company) as of June 30, 1999 and for the period since inception (February 1, 1993) to June 30, 1999, were audited by other auditors whose report dated October 27, 1999 expressed an unqualified opinion, with a going concern issue, on those statements. The financial statements for the year ended June 30, 1999 are presented for comparative purposes only and are covered by the prior auditors' opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Log Point Technologies, Inc. (a development stage company) as of June 30, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the development stage, has not realized revenues and profitable operations, and is dependent upon loans and equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                         By:  /s/  Robert C. Olivieri, Jr.
                                            ----------------------------------
                                                   Robert C. Olivieri, Jr. P C
                                                   CERTIFIED PUBLIC ACCOUNTANT
September 26, 2000

                          LOG POINT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             June 30, 2000 and 1999


                                                                  Assets
                                                          2000             1999
                                                          ----             ----
Current assets

  Cash                                                  $     67        $    466
                                                        --------        --------

Furniture and equipment

  Furniture and equipment, at cost                        68,695          68,695
  Less: accumulated depreciation                          39,574          29,100
                                                        --------        --------
                                                          29,121          39,595
                                                        --------        --------
Other assets

  Product technology license, net
    of accumulated amortization of
    $ 103,250 and $ 89,250                               106,750         120,750
  Deposits                                                 4,377           4,281
                                                        --------        --------
  Total other assets                                     111,127         125,031
                                                        --------        --------
  Total assets                                          $140,315        $165,092
                                                        ========        ========


             See auditors' report and notes to financial statements

                          LOG POINT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             June 30, 2000 and 1999


                      Liabilities and stockholders' equity

                                                       2000              1999
                                                       ----              ----
Current liabilities
  Current portion of capital
    lease obligations                              $    11,673      $    11,861
  Accounts payable                                     174,985          148,648
  State franchise taxes payable                            800             --
  Accrued accounting fees                               13,500             --
                                                   -----------      -----------
                                                       200,958          160,509
                                                   -----------      -----------
Long-term liabilities
  Loans from officers                                  515,020            6,761
  Capital lease obligation, net
    of current maturities                                1,358           13,031
  Due on product license                               170,428          160,574
                                                   -----------      -----------
  Total long term liabilities                          686,806          180,366
                                                   -----------      -----------
  Deferred salaries and related
    payroll taxes and interest                       1,241,734          882,569
                                                   -----------      -----------

Stockholders' equity

  Preferred stock, no par value
    Authorized: 5,000,000 shares
    No shares issued                                      --               --
  Common stock, no par value
    Authorized: 50,000,000 shares
    Issued:
      11,233,333 and 10,757,403 shares
    Outstanding:
      10,932,403 and 10,757,403                      1,559,630        1,029,194
  Treasury stock:
      300,930 shares and 300,930 shares               (445,436)            --
  Retained earnings (deficit)                       (3,103,377)      (2,087,546)
                                                   -----------      -----------
                                                    (1,989,183)      (1,058,352)
                                                   -----------      -----------
                                                   $   140,315      $   165,092
                                                   ===========      ===========


             See auditors' report and notes to financial statements

                          LOG POINT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                         Statements of Operations Years
                ended June 30, 2000 and 1999 and the period from
                  inception (February 1, 1993) to June 30, 2000


                                                                February 1, 1993
                                                                 (inception) to
                                       2000            1999       June 30, 2000
                                       ----            ----       -------------

Revenues                           $      1,200    $       --      $     71,680
                                   ------------    ------------    ------------

Cost of goods sold                         --              --              --
                                   ------------    ------------    ------------
Operating expenses

General and administrative
  expenses                              657,353         303,318       1,173,885
Research and development                220,300         411,364       1,569,999
Depreciation and amortization            24,474          23,640         142,823
                                   ------------    ------------    ------------
     Total operating expenses           902,127         738,322       2,886,707
                                   ------------    ------------    ------------
Loss before other income and
  expenses                             (900,927)       (738,322)     (2,815,027)
                                   ------------    ------------    ------------

Other income and expenses
  Interest expense                     (114,910)        (56,278)       (301,163)
  Interest income                             6          11,894          12,813
                                   ------------    ------------    ------------
    Total other income and
      expenses                         (114,904)        (44,384)       (288,350)

Net loss                           $ (1,015,831)   $   (782,706)   $ (3,103,377)
                                   ============    ============    ============




Loss per share                     $     (0.094)   $     (0.072)
                                   ============    ============
Weighted average number
  of shares                          10,814,820      10,865,503
                                   ============    ============


             See auditors' report and notes to financial statements



                                       LOG POINT TECHNOLOGIES, INC.
                                      (A Development Stage Company)
                                    Statement of Cash Flows Years ended
                                June 30, 2000 and 1999 and the period from
                               inception (February 1, 1993) to June 30, 2000

                                                                                          February 1, 1993
                                                                                           (inception) to
                                                                     2000         1999      June 30, 2000
                                                                     ----         ----       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) from operations:                           $  (865,831)   $  (782,706)   $(2,953,377)
  Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation and amortization                                 24,474         23,640        142,823
      Deferred salaries, related taxes and interest                359,166        277,352      1,241,735
      Payment of expenses and loans with stock                      85,000           --          251,060
      Accrued interest on officers' loans                            3,859         (5,042)         2,122
      Accrued interest on other loans payable                        9,853          9,490         84,036
      Changes in assets and liabilities:
        (Increase) decrease in advanced funding fees              (150,000)                     (150,000)
        (Increase) decrease in prepaid expenses                       --            2,500           --
        (Increase) decrease in deposits                                (96)          (510)        (4,377)
        Increase (decrease) in accounts payable                     26,337        143,858        174,985
        Increase (decrease) in accrued expenses                     14,300           --           14,300
        Increase (decrease) in payables from officers              504,400        109,000        512,898
                                                               -----------    -----------    -----------
Net cash provided (used) by operating activities                    11,462       (222,418)      (683,795)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of equipment                                            --          (17,092)       (68,694)
                                                               -----------    -----------    -----------
Net cash provided (used) by investing activities                      --          (17,092)       (68,694)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capitalized leases                                    --            7,484         45,049
  Repayment of debt                                                (11,861)       (30,109)      (155,627)
  Proceeds from sales of preferred and common stock                   --             --        1,308,570
  Purchases of treasury stock                                         --         (445,436)      (445,436)
                                                               -----------    -----------    -----------
Net cash provided (used) by financing activities                   (11,861)      (468,061)       752,556
                                                               -----------    -----------    -----------
Net increase in cash                                                  (399)      (707,571)            67

Cash at beginning of year                                              466        708,037           --
                                                               -----------    -----------    -----------
Cash at end of year                                            $        67    $       466    $        67
                                                               ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                $      --      $    15,904
                                                                              ===========    ===========


                          See auditors' report and notes to financial statements




                                               LOG POINT TECHNOLOGIES, INC.
                                               (A Development Stage Company)
                                       Statement of Changes in Stockholders' Equity
                                     Years ended June 30, 2000 and 1999 and the period
                                    from inception (February 1, 1993) to June 30, 2000


                                                                                                                Retained
                                                      Preferred Stock               Common Stock                Earnings
                                                      Shares         $           Shares          $              (Loss)
-------------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of common stock                                          648,800      $ 160,000
Exchanges of loans payable for common stock                                                     34,000
     Common stock issued for services                                             1,520          7,600
Net loss                                                                                                       $ (213,300)
-------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1994                                                           650,320      $ 201,600         $ (213,300)

Cancellation of common shares in
  exchange for preferred shares                        403,200  $ 201,600       (650,320)      (201,600)
Issuance of preferred shares to founders               610,000
Sale of preferred shares                                 4,400     10,000
Sale of common shares                                                          1,931,792         24,147
Common stock issued for receivable
  subsequently paid                                                            2,015,000         25,188
Net loss                                                                                                         (230,677)
-------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1995                                1,017,600    $   211,600  3,946,792    $    49,335        $ (443,977)

Common stock issued for receivable
  subsequently paid                                                              152,763          1,910
Sale of common shares                                                             10,000            125
Sale of preferred shares                                 9,240         19,500
Exchange of preferred shares for loans                 118,000         99,000
Exchange of preferred shares for services                2,000          5,000
Net loss                                                                                                         (193,432)
-------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996                                1,146,840    $   335,100  4,109,555    $    51,370        $ (637,409)

Sale of preferred shares                                36,780         76,950
Exchange of preferred shares for loans                  10,000          5,000
Sale of common shares for loans                                                   60,000            750
Exchange of common shares for loans                                            1,236,825         15,460
Net loss                                                                                                         (234,404)
-------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997                                1,193,620    $   417,050  5,406,380    $    67,580        $ (871,813)

Adjustment to reflect reverse purchase
  acquisition                                       (1,193,620)      (417,050) 2,793,620        417,050
Sale of common shares                                                          2,858,333        990,000
Net Loss                                                                                                         (433,027)


                              See auditors' report and notes to financial statements





                                           LOG POINT TECHNOLOGIES, INC.
                                          (A Development Stage Company)
                             Statement  of  Changes  in   Stockholders'   Equity
                                (continued)  Years  ended June 30, 2000 and 1999
                                and the period from inception (February 1, 1993)
                                to June 30, 2000



                                                                                                     Retained
                                                 Preferred Stock               Common Stock          Earnings
                                              Shares            $           Shares         $          (Loss)
--------------------------------------------------------------------------------------------------------------
Balance June 30, 1998                           --             --       11,058,333   $ 1,474,630   $(1,304,840)

Purchase of treasury stock                                                (300,930)     (445,436)
Net Loss                                                                                              (782,706)
--------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                           --             --       10,757,403   $ 1,029,194   $(2,087,546)

Exchange of common shares for services                                     175,000        85,000
Net Loss                                                                                            (1,015,831)
--------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                           --      $      --       10,932,403   $ 1,114,194   $(3,103,377)
                                           ===========  ===========     ==========   ===========   ===========


                              See auditors' report and notes to financial statements


                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 1 - Organization and History
---------------------------------

Log Point Technologies, Inc. ("Company") is the result of the acquisition and merger of Sandtech Developments, Inc. (a Colorado corporation and Log Point Technologies, Inc. (a California corporation) ("Log Point California").

Log Point California was organized on February 1, 1993 under the laws of the State of California. Since inception to date, Log Point California has been in the development stage with respect to its primary product(s) that is centered upon mathematical functions and systems that are embedded in computer microprocessor chips to enable and enhance mathematical calculations.

Sandtech Developments, Inc. was organized as a Colorado corporation on July 19, 1996. Since inception, Sandtech has been in the development stage and has not conducted operations, excepting for minor administrative matters. Sandtech had minimal assets and liabilities at the date of the merger.

In October 1997 Log Point California received 18,400,000 shares of the 20,000,000 outstanding common shares of Sandtech, and the 300,000 outstanding shares of preferred stock for the 1,600,000 remaining outstanding common shares. All the 300,000 preferred shares received, and 11,800,000 of the 18,400,000 common shares received were retired. Simultaneously, 6,600,000 common shares of the Company were exchanged for all of the outstanding shares of Log Point California; the assets and liabilities of Log Point California were transferred to Sandtech; Log Point California was dissolved; and, Sandtech changed its name to Log Point Technologies, Inc. As a result of the merger and exchange of shares, the shareholders of Log Point California became the controlling shareholders of the Company. The Company also declared a one for ten reverse split of its preferred and common stocks. For financial reporting purposes, the transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of Log Point California. For financial reporting purposes, all shares have been reflected in post split shares.

Note 2 - Basis of Presentation
------------------------------

The financial statements of the Company as of June 30, 2000 and 1999 and for the years then ended have been prepared using the accrual basis of accounting, and on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has realized minimal revenues from the sale of its products and services, and has been dependent upon proceeds of loans

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 2 - Basis of Presentation (Continued)
-----------------------------------------

from officers and directors and equity transactions to fund its development stage operations. Management believes, as a minimum, that its borrowings from officers will be adequate to fund its need for the next year. No adjustments have been recognized in the financial statements to reflect the uncertainties of the Company to develop profitable operations and/or to continue funding its operations from borrowings and equity transactions.

Note 3 - Cash and Cash Equivalents
----------------------------------

At June 30, 2000 and June 30, 1999, $ 46 and $ 255, respectively, of the total cash and cash equivalents represented monies deposited in an uninsured money market fund.

Note 4 - Summary of Significant Accounting Policies
---------------------------------------------------

Revenue recognition - Revenue is recognized when products are shipped or services are rendered.

Furniture and equipment - Furniture and equipment is recorded at acquisition cost. Repairs and maintenance that do not extend the useful life are charged to expense when incurred, and improvements and betterments that extend the useful life are capitalized. Depreciation is calculated using methods that approximate the straight-line method over the estimated lives, generally five and seven years.

Technology license agreement - The technology license agreement is carried at cost, and is being amortized ratably over the remaining life (approximately 15 years) of the underlying patents.

Research and development - Research and development expenses are charged to operations as incurred.

Deferred salaries & wages - All the officers of the Company and other Company personnel have agreed to defer part, or all, of their salaries. The deferred amounts, which include the estimated related payroll taxes, will not be payable until the Company attains revenues of $250,000 per calendar quarter, at which time a percentage, to be determined by the Company, of the amounts of revenues over $ 250,000 will be devoted to paying the deferred amounts. Interest at the rate of 6% per annum, compounded quarterly, has been recognized on the accrual of the deferred salaries & wages.

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 4 - Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

Income taxes - The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the statement of operations, adjusted for transactions that may never enter into the computation of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

Earnings (Loss) per share - Earnings (loss) per common share is based upon the weighted average number of common shares (after the reverse split) outstanding.

Economic and Concentration Risk - The business of the Company is primarily in the development, under existing patents, and marketing of enhanced mathematical functions embedded in computer microprocessor chips to customers in the United States of America and certain foreign countries. The Company may encounter risk from competitors who have significantly greater resources, and from technological breakthroughs that are commonplace in the computer industry.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months of less to be cash equivalents.

Note 5 - Equipment
------------------

Property and equipment consists of the following:

                                              6/30/00          6/30/99
                                             --------         --------

   Computers & related items                 $ 42,665         $ 42,665
   Office furniture & fixtures                 26,030           26,030
                                             --------         --------
   Total                                       68,695           68,695
   Less:accumulated depreciation              (39,574)         (29,100)
                                             --------         --------
                                             $ 29,121         $ 39,595
                                             ========         ========

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 6 - Technology License Agreement
-------------------------------------

On February 18, 1993, the Company entered into a technology license agreement with the founders of the Company, one of whom is the holder of two United States Patents, a pending patent, pending international patents, and licensed trademarks and logo for founder's common shares that were not ascribed a value. The agreement also required $210,000 to be paid to the one founder who is the owner of the patents, and royalties based upon the signing of the agreement or in installment payments over an unstated period. Royalties of 5% of annual gross receipts to $ 25,000,000 and 2% of annual gross receipts over $ 25,000,000 are also required. At, June 30, 2000 and 1999, the unpaid balance of the $ 210,000 amount was $170,428 and $160,574, respectively, including interest at the rate of 6% per annum, compounded quarterly. The aforementioned agreement does not have a termination date, and provides the Company with the exclusive worldwide right to manage all leasing, marketing, selling, and vending of sublicenses with respect to the licensed technology and products under the patents.

The amount of $ 210,000 is being amortized ratably over 15 years, the approximate remaining life of the two United States Patents and 20 years for the third United States Patent. At June 30, 2000 and 1999, the unamortized portions were $ 106,750 and $ 120,750 respectively.

Note 7 - Deposits
-----------------

At June 30, 2000 and 1999 the Company had a deposit of $ 3,326 and $ 3,230, respectively, on its operating lease with Pecten Court Mountain View Associates, LLC for the lease of its office space and a deposit of $ 760 and $ 760, respectively, on its capital lease for computer equipment with Newcourt Financial Services. In addition, there were other miscellaneous deposits of $ 291 and $ 291, respectively, for the years ended June 30, 2000 and 1999.

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999


Note 8 - Loans From Officers
----------------------------

At June 30, 2000 and 1999, the officers of the Company had advanced a total of $ 115,020 and $ 6,761 with the approval of the Board of Directors of the Company. The advanced amounts bear interest at six percent annum, compounded quarterly, and are due no later than five years from June 30, 2000. Also, at June 30, 2000 and 1999, the officers had deferred salary amounts, including interest at 6% annum, compounded quarterly, from the Company of $ 681,063 and $ 465,537.

In December 1999, an officer of the Company put up 1,440,000 shares of his restricted stock as collateral on a short-term financing loan from a nonrelated individual in the amount of $ 400,000, which included $ 60,000 in accrued fees and $ 38,000 in accrued interest, originally due to be repaid on February 1, 2000. These shares were put into an escrow account in the name of the lender. As of June 30, 2000 the Company is in negotiations with the lender to pay the loan balance in full and have the stock returned to them. This matter has not been resolved as of the date of this report. Provisions have been made trough shareholders that represent more than fifty percent (50%) of the outstanding shares, a board action, and an agreement between the officer and the Company that if stock used by the Company as collateral were to be lost for any reason, the company will issue enough stock to make the stockholder's ownership equal to the percentage of ownership on the date the loan becomes effective.

Note 9 - Capitalized Leased Payables
------------------------------------

The Company has entered into agreements for the lease purchase of certain computer and related equipment, which agreements have been determined to constitute financing leases. Accordingly, the Company recorded the asset costs of $ 35,573 and related principal lease obligations of an equal amount. The capitalized lease agreements require monthly payments, including interest, of $ 1,289 through November 2000; of $ 1,047 from December 2000 to May 2001; and of $ 289 from June 2001 to November 2001.

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 10 - Deferred Salaries and Wages
-------------------------------------

At June 30, 2000 and 1999, the Company had accrued salaries and wages to officers and employees of $ 1,241,734 and $ 882,568, respectively. Because of the development stage of the Company, it made arrangements with its employees under informal letter agreements to defer all or a part of the salaries or wages until the Company attains ability to permit payments. The arrangements do not specify a time period for payment, and the Company has recognized interest at the rate of 6% per annum, compounded quarterly.


                                     6/30/00               6/30/99
                                     -------               -------

          Officers                 $   597,832            $ 417,832
          Employees                    411,390              307,510
          Accrued interest             131,590               83,694
          Payroll taxes                100,922               73,533
                                   -----------            ---------
          Total                    $ 1,241,734            $ 882,569
                                   ===========            =========

Note 11 - Employee Common Stock
-------------------------------

The Company has a non-qualified employee common stock purchase program, under which employees, from time to time, are granted the right to purchase a certain number of shares at a stipulated price, with ownership vesting over a period of time. In the event the employee is terminated or leaves the employ of the Company before the vesting period is complete, the employee must sell the unvested shares to the Company at the same amount for which they were purchased. At June 30, 2000, a total of 5,199,153 of common shares had vested under the program, and 207,228 common shares were unvested.

Note 12 - Income Taxes
----------------------

At June 30, 2000 the Company has accumulated losses of $ 2,953,377 which may be available to offset future operating income. The Company will need to realize significant profits to utilize the losses, all of which may not be immediately available due to the merger and issuance of additional stock, and capitalization matters. If deductible, the accumulated losses represent a deferred tax asset of approximately $ 704,000 for which a valuation allowance of the same amount has been provided because it is more likely than not that the amounts may not be immediately deductible.

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 12 - Income Taxes    (Continued)
------------------------------------
A reconciliation of current and deferred income taxes is as follows:
                                                      6/30/00          6/30/99

Current tax expense:
  Federal                                            $    --          $    --
  State                                                   --               --
                                                     ---------        ---------
    Total current                                         --               --

Deferred tax expense (benefit):
  Federal                                             (587,139)        (414,747)
  State                                               (116,778)         (83,994)
                                                     ---------        ---------
    Total deferred                                    (703,917)        (498,741)

Valuation allowance                                    703,917          498,741
                                                     ---------        ---------
Total provision for income taxes                     $    --          $    --
                                                     =========        =========

At June 30, 2000 the Company had unused net operating losses for regular income tax purposes, which are due to expire in the following tax years:

           Tax Year     Federal Amount     State Amount
           --------     --------------     ------------

            2000                             $  77,665
            2001                               104,428
            2002                               123,938
            2003                               507,948
            2004                               507,035
            2007          $  31,024
            2008            238,661
            2009            136,180
            2010             77,665
            2011            104,428
            2017            123,938
            2018            507,948
            2019            507,035

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 13 - Common and Preferred Stock
------------------------------------

Preferred Stock
---------------

At June 30, 2000, the Company was authorized to issue 5,000,000 shares of no par value preferred stock, which may be issued in classes or series with various rights and designations by the Board of Directors. No shares were issued and outstanding at June 30, 2000. Each share of preferred stock is entitled to dividends when and if declared by the Board of Directors, and other rights and/or preferences as may be designated by the Board of Directors.

Common Stock
------------

The Company is authorized to issue 50,000,000 shares of no par value common stock. The holders of each share are entitled to one vote for each share held, and are entitled to dividends when and if declared by the Board of Directors. At June 30, 2000 and 1999, common shares issued and outstanding totaled 10,932,403 and 10,757,403, respectively, which includes 175,000 shares issued between June 30, 1999 and June 30, 2000. Treasury stock at June 30, 2000 and 1999 consisted of 300,930 shares at cost. Treasury stock at June 30, 2000 consisted of 300,930 shares at cost. As of June 30, 1999, the Company intende to retire the shares that were held in the treasury. This was not accomplished as of the date of this report, and, therefore, the shares are reported as treasury stock as of June 30, 2000

Note 14 - Commitments and Contingencies
---------------------------------------

The Company leases its office space under a lease that requires a minimum monthly rental payment of $1,326, which monthly rate increases at the rate of 2.5% each year through December 2003.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect upon the Company's operations or financial position.

The Company has completed negotiations and has received a commitment letter for a $20,000,000 financing. The commitment is subject to the Company satisfying covenants, which have not been satisfied as of the date of this report.

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

Note 15 - Fair Value of Financial Instruments
---------------------------------------------

The carrying amounts of the Company's cash equivalents (money market fund) and receivables are considered to approximate its fair market value. Similarly, the amount of the Company's obligations are considered to represent the approximate fair value of such instruments based upon management's best estimate.

Note 16 - Reporting Status
--------------------------

On February 19, 2000 the Company became a fully reporting company with the Securities and Exchange Commission.

Note 17 - Reclassifications
---------------------------

Certain reclassifications have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 classifications.

Auditors' Report and Financial Statements from Inception through June 30, 1999

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                          Independent Auditors' Report


LOG POINT Technologies, Inc.
Mountain View, California

     We have audited the accompanying balance sheets of LOG POINT Technologies, Inc. ("Company"), as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period since inception (February 1993) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOG POINT Technologies, Inc., as of June 30, 1999 and 1998, and the results of its operations, and cash flows for the years then ended and for the period since inception (February
1993) to June 30, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the development stage; has not realized revenues and profitable operations, and is dependent upon loans and equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        By:  /s/  Alessandri & Alessandri, P.A.
October 27, 1999                           ------------------------------------
                                                  Alessandri & Alessandri, P.A.



                                        LOG POINT Technologies, Inc.
                                        (a development stage company)
                                               BALANCE SHEETS
                                           JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------



                                                                                    1999           1998
                                                                                ------------    -----------
                                                    ASSETS


CURRENT ASSETS
  Cash                                                                          $        466    $   708,037
  Prepaid expenses                                                                                    2,500

                                                                                ------------    -----------
                               Total Current Assets                                      466        710,537
                                                                                ------------    -----------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $29,099 & $19,459)             39,595         32,143
                                                                                ------------    -----------
OTHER ASSETS
  Product technology license (net of amortization of $89,250 & $75,250)              120,750        134,750
  Receivable from officers                                                                           97,197
  Deposits                                                                             4,281          3,771
                                                                                ------------    -----------
                                Total Other Assets                                   125,031        235,718
                                                                                ------------    -----------
                                       TOTAL                                    $    165,092    $   978,398
                                                                                ============    ===========
                        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capitalized lease obligation                               $     11,861    $     5,071
  Accounts Payable                                                                   148,648          4,790
                                                                                ------------    -----------
                             Total Current Liabilities                               160,509          9,861
                                                                                ------------    -----------
LONG-TERM DEBT
  Due on product license                                                             160,574        172,084
  Capitalized lease obligation less current portion                                   13,031         21,446
  Loans from officers                                                                  6,761
                                                                                ------------    -----------
                               Total Long-Term Debt                                  180,366        193,530
                                                                                ------------    -----------
OTHER LIABILITIES
  Deferred salaries & wages, and related payroll taxes                               882,569        605,217
                                                                                ------------    -----------
                                 Total Liabilities                                 1,223,444        808,608
                                                                                ------------    -----------


STOCKHOLDERS' EQUITY
   Preferred stock-No par value: 5,000,000 shares authorized; no shares issued
  Common Stock - No par value; 50,000,000 shares authorized; shares
    issued and outstanding 10,757,403 and 11,058,333,  respectively                1,029,194      1,474,630
  Deficit accumulated during the development stage                                (2,087,546)    (1,304,840)
                                                                                ------------    -----------
                            Total Stockholders' Equity                            (1,058,352)       169,790
                                                                                ------------    -----------
                                       TOTAL                                    $    165,092    $   978,398
                                                                                ============    ===========


                           See auditors' report and notes to financial statements



                                LOG POINT Technologies, Inc.
                                (a development stage company)
                                   STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM INCEPTION ( FEBRUARY 1993) TO JUNE 30, 1999
------------------------------------------------------------------------------------------

                                                                                Since
                                                   1999            1998       Inception
                                              ------------    ------------    ------------

SALES                                            None            None         $     70,480
                                                                              ------------
COST OF SALES                                    None            None            None

OPERATING EXPENSES
  General and Administrative                  $    303,318    $     127,73    $    516,532
  Research and development                         411,364         247,424       1,349,699
  Depreciation and Amortization                     23,640          17,993         118,349
                                              ------------    ------------    ------------
            Total Operating Expenses               738,322         393,147       1,984,580
                                              ------------    ------------    ------------
LOSS BEFORE OTHER ITEMS                           (738,322)       (393,147)     (1,914,100)

OTHER INCOME & EXPENSE
  Interest expense                                 (56,278)        (40,793)       (186,253)
  Interest income                                   11,894             913          12,807
                                              ------------    ------------    ------------
NET LOSS                                      $   (782,706)     $ (433,027)   $ (2,087,546)
                                              ============    ============    ============

Loss Per Share                                $      (0.07)   $     (0.052)
                                              ------------    ------------

Weighted average number of shares               10,865,503       8,353,888
                                              ------------    ------------


                   See auditors' report and notes to financial statements



                                   LOG POINT Technologies, Inc.
                                   (a development stage company)
                                      STATEMENT OF CASH FLOWS
                            FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 1993) TO JUNE 30, 1999
-------------------------------------------------------------------------------------------------



                                                           1999            1998          Since
                                                                                       Inception
                                                        -----------    -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                      $   (782,70)   $  (433,0$7)   $(2,087,546)
Add: Non-Cash Items
    Depreciation and Amortization                            23,640         17,993        118,349
    Deferred salaries, related taxes and interest           277,352        282,118        882,569
    Payment of loans with preferred & common stock                                        153,460
    Payment of expenses with preferred & common stock                                      12,600
Changes in Assets and Liabilities:
     Prepaid expenses                                         2,500         (2,500)
     Receivable & payables from officers-net                103,958       (105,723)         6,761
     Deposits                                                  (510)        (1,051)        (4,281)
     Accounts payable                                       143,858        (16,309)       148,648
     Stock receivable                                                        1,719
                                                        -----------    -----------    -----------
Net Cash From (To) Operating Activities                    (231,908)      (256,780)      (769,440)
                                                        -----------    -----------    -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                    (17,092)       (28,842)       (68,694)

                                                        -----------    -----------    -----------
Net Cash From (To) Investing Activities                     (17,092)       (28,842)       (68,694)
                                                        -----------    -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from capitalized leases                              7,484         28,101         45,049
Repayment of Debt                                           (20,619)       (35,957)       (69,583)
Proceeds from sales of preferred & common stock                            990,000      1,308,570
Purchases of common stock                                  (445,436)                     (445,436)
                                                        -----------    -----------    -----------
Net Cash From (To) Financing Activities                    (458,571)       982,144        838,600
                                                        -----------    -----------    -----------
Increase (Decrease) in Cash                                (707,571)       696,522            466
Cash Balance, Beginning                                     708,037         11,515              0
                                                        -----------    -----------    -----------
Cash Balance, Ending                                    $       466    $   708,$37    $       466
                                                        -----------    -----------    -----------

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                        $    15,904    $     1,017    $    33,916

Supplemental Disclosure of Non-Cash transactions:
   The Company issued 1,368,345 common shares in payment of liabilities and expenses, and acquired a technology


                              See auditors' report and notes to financial statements



                                               LOG POINT Technologies, Inc.
                                               (a development stage company)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                            AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 1993) TO JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------------------



                                                                                                             Retained
                                                    Preferred Stock               Common Stock               Earnings
                                               Shares              $           Shares           $             (Loss)
                                            ------------    ------------    ------------    -----------    ------------

Proceeds from issuance of common stock                                          648,800    $    160,000
Exchange of loans payable for common
    stock                                                                                        34,000
Common stock issued for services                                                  1,520           7,600


Net loss                                                                                                    $   (213,300)
                                            ------------    ------------    ------------   ------------     ------------
Balance, June 30, 1994                                                          650,320    $    201,600     $   (213,300)
Cancellation of common shares in
  exchange for preferred shares                  403,200    $    201,600       (650,320)       (201,600)
Issuance for preferred shares
   to founders                                   610,000
Sale of preferred shares                           4,400          10,000
Sale of common shares                                                         1,931,792          24,147
Common stock issued for receivable
  subsequently paid                                                           2,015,000          25,188
Net Loss                                                                                                        (230,677)
                                            ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1995                        1,017,600$         211,600       3,946,792    $     49,335    $   (443,977)

Common stock issued for receivable
 subsequently paid                                                               152,763           1,910
Sale of common shares                                                             10,000             125
Sale of preferred shares                           9,240          19,500
Exchange of preferred shares for loans           118,000          99,000
Exchange of preferred shares for services          2,000           5,000
Net Loss                                                                                                        (193,432)
                                            ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1996                        1,146,840$         335,100       4,109,555    $     51,370    $   (637,409)

Sale of preferred sales                           36,780          76,950
Exchange of preferred shares for loans            10,000           5,000
Sale of common shares                                                             60,000             750
Exchange of common shares for loans                                            1,236,825          15,460
Net Loss                                                                                                        (234,404)
                                            ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1997                         1,193,620    $    417,050       5,406,380    $     67,580    $   (871,813)

Adjustment to reflect reverse purchase
    acquisition                               (1,193,620)       (417,050)      2,793,620         417,050
Sale of common shares                                                          2,858,333         990,000
Net Loss                                                                                                        (433,027)
                                            ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1998                              None            None      11,058,333    $  1,474,630    $ (1,304,840)
Purchase of common shares                                                       (300,930)       (445,436)
Net Loss                                                                                                        (782,706)
                                            ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1999                              None            None      10,757,403    $  1,029,194    $ (2,087,546)
                                            ============    ============    ============    ============    ============


                              See auditors' report and notes to financial statements


                          LOG POINT Technologies, Inc.
                          (a development stage company)
                          Notes To Financial Statements
                             June 30, 1999 and 1998
--------------------------------------------------------------------------------


Note 1 - Organization and History

     Log Point Technologies, Inc. ("Company"), is the result of the acquisition and merger of Sandtech Developments, Inc. (a Colorado corporation) ("Sandtech") and Log Point Technologies, Inc. (a California corporation.) ("Log Point California").

     Log Point California was organized on February 1, 1993 under the laws of the State of California. Since inception to date, Log Point California has been in the development stage with respect to its primary product(s) that is centered upon mathematical functions and systems that are embedded in computer microprocessor chips to enable and enhance mathematical calculations.

     Sandtech was organized as a Colorado corporation on July 19,1996. Since inception Sandtech has been in the development stage and has not conducted operations, excepting for minor administrative matters. Sandtech had minimal assets and liabilities at the date of merger.

     In October 1997 Log Point California received 18,400,000 shares of the 20,000,000 outstanding common shares of Sandtech, and the 300,000 outstanding shares of preferred stock for the 1,600,000 remaining outstanding common shares. All of the 300,000 preferred shares received, and 11,800,000 of the 18,400,000 common shares received were retired. Simultaneously, 6,600,000 common shares of Sandtech were exchanged for all of the outstanding shares of Log Point California; the assets and liabilities of Log Point California were transferred to Sandtech; Log Point California was dissolved; and, Sandtech changed its name to LOG POINT Technologies, Inc. As a result of the merger and exchange of shares, the shareholders of Log Point California became the controlling shareholders of the Company. The Company also declared a one for ten reverse split of its preferred and common stocks. For financial reporting purposes, the transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of Log Point California. For financial reporting purposes, all shares have been reflected in post split shares.

Note 2 - Basis of Presentation

     The financial statements of the Company as of June 30, 1999 and 1998, and for the years then ended have been prepared using the accrual basis of accounting, and on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has realized minimal revenues from sale of its products and services, and has been dependent upon the proceeds from loans and equity transactions to fund its development stage operations, and, management believes that its borrowings and equity transactions, if any, will be adequate to fund its needs for the next year. No adjustments have been recognized in the financial statements to reflect the uncertainties of the Company to develop profitable operations and/or to continue funding its operations from borrowings and equity transactions.

Note 3 -Cash and Cash Equivalents

     At June 30, 1998, $690,668 of the total cash and cash equivalents represented monies deposited in an uninsured money market fund.

Note 4 - Summary of Significant Accounting Policies

     Revenue recognition - Revenue is recognized when products are shipped or services are rendered.

     Equipment - Equipment is recorded at acquisition cost. Repairs and maintenance that do not extend the useful life are charged to expense when incurred, and improvements and betterments that extend the useful life are capitalized. Depreciation is calculated using methods that approximate the straight-line method over the estimated lives, generally five and seven years.

     Technology license agreement - The technology license agreement is carried at cost, and is being amortized ratably over the remaining life (appx. 15 years) of the underlying patents.

     Research and development - Research and development expenses are charged to operations as incurred.

     Deferred salaries & wages - All of the officers of the Company and other Company personnel have agreed to defer part or all of their salaries. The deferred amounts, which include the estimated related payroll taxes, will not be payable until the Company attains revenues of $250,000 per calendar quarter, at which time a percentage, to be determined by the Company, of the amounts of revenues over $250,000 will be devoted to paying the deferred amounts. Interest at the rate of 6% per annum, compounded quarterly, has been recognized on the accrual of the deferred salaries & wages.

     Income taxes - The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the balance sheet, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

     Earnings (Loss) per share - Earnings (loss) per common share is based upon the weighted average number of common shares (after the reverse split) outstanding.

     Economic and Concentration Risk - The business of the Company is primarily in the development, under existing patents, and marketing of enhanced mathematical functions embedded in computer microprocessor chips to customers in the United States of America and certain foreign countries. The Company may encounter risk from competitors who have significantly greater resources, and from technological breakthroughs that are commonplace in the computer industry.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Note 5 - Equipment

         Equipment consists of the following:

                                                            6/30/99     6/30/98
                                                           --------    --------

                           Computers & related items       $ 52,641    $ 44,191
                           Office furniture & fixtures       16,053       7,411
                                                           --------    --------
                           Total                             68,694      51,602
                           Less-accumulated depreciation     29,099      19,459
                                                           --------    --------
                                            Net            $ 39,595    $ 32,143
                                                           --------    --------


Note 6 - Technology License Agreement

     On February 18, 1993, the Company entered into a technology license agreement with the founders of the Company, one of whom is the holder of two United States Patents, a pending patent, pending international patents, and licensed trademarks and logo for founders common shares that were not ascribed a value. The agreement also required $210,000 to be paid to the one founder who is the owner of the patents, and royalties based upon revenues to be paid to the holder of the patents. The $210,000 was due upon the signing of the agreement or in installment payments over an unstated period. Royalties of 5% of annual gross receipts to $25,000,000, and 2% of annual gross receipts over $25,000,000 are also required. At, June 30, 1999 and 1998, the unpaid balance of the $210,000 amount was $160,574 and $172,084, respectively, including interest at the rate of 6% per annum, compounded quarterly. The aforementioned agreement does not have a termination date, and provides the Company with the exclusive worldwide right to manage all leasing, marketing, selling, and vending of sub-licenses with respect to the licensed technology and products under the patents.

     The amount of $210,000 is being amortized ratably over 15 years, the approximate remaining life of the two United States Patents. At June 30, 1999 and 1998, the unamortized portions were $120,750 and $134,750, respectively.

Note 7 - Receivable From Officers

     At June 30, 1998, one of the officers of the Company had been advanced a total of $97,197, with the approval of the Board of Directors of the Company. The advanced amounts bear interest at six percent per annum, compounded quarterly, and are due on demand, but, not later than five years from June 30, 1998. Also, at June 30, 1999 and 1998, the officers had deferred salary amounts, including interest at 6% per annum, compounded quarterly, from the Company of $465,537 and $375,059. At June 30, 1999 an officer of the Company had loaned the Company $6,761.

Note 8 - Capitalized Lease Payables

     The Company has entered into agreements for the lease purchase of certain computer and related equipment, which agreements have been determined to constitute financing leases. Accordingly, the Company recorded the asset costs of $35,573 and related principal lease obligations of an equal amount. The capitalized lease agreements require monthly payments, including interest, of $1,289 through November 2000; of $1,047 from December 2000 to May 2001; and, of $289 from June 2001 to November 2001.

Note 9 - Deferred Salaries and Wages

     At June 30, 1998 and 1997, the Company had accrued and unpaid salaries and wages to officers and employees of $882,568 and $605,217, respectively. Because of the development stage of the Company, it made arrangements with its employees under informal letter agreements to defer all or a part of the salaries or wages until the Company attains the ability to permit payments. The arrangements do not specify a time period for payment, and the Company has recognized interest at the rate of 6% per annum, compounded quarterly.

                                                  6/30/99           6/30/98
                                                 --------          --------

                           Officers              $417.832          $237,832
                           Employees              307,510           269,560
                           Accrued interest        83,694            47,086
                           Payroll taxes           73,532            50,739
                                                 --------          --------
                                    Total        $882,568          $605,217
                                                 --------          --------
Note 10 - Employee Common Stock

     The Company has a non-qualified employee common stock purchase program, under which employees, from time to time, are granted the right to purchase a certain number of shares at a stipulated price, with ownership vesting over a period of time. In the event the employee is terminated or leaves the employ of the Company before the vesting period is complete, the employee must sell the unvested shares to the Company at the same amount for which they were purchased. At June 30, 1999, a total of 4,899,153 of common shares had vested under the program, and 507,228 common shares were unvested.

Note 11 - Income Taxes

     At June 30, 1999 the Company has accumulated losses of $2,088,000 which may be available to offset future operating income. The Company will need to realize significant profits to utilize the losses, all of which may not be immediately available due to the merger and issuance of additional stock, and capitalization matters. If deductible, the accumulated losses represent a deferred tax asset of approximately $710,000 for which a valuation allowance of the same amount has been provided because it is more likely than not that the amounts may not be immediately deductible.

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences at June 30.

                                                         1999           1998
                                                      ----------     ----------
Income tax provision (benefit) - 34%                  $(266,120)     $( 147,229)
--------------------------------------------------------------------------------
     Increase (decrease) in rates resulting from
              State taxes                               (46,358)        (25,265)
     Valuation allowance for deferred tax assets        312,478         172,494
                                                      ---------      ----------
     Effective tax rates                                  -0-             -0-
                                                      ---------      ----------
     The accumulated losses expire for tax purposes generally as shown below:

                       Year                       Amount
                       ----                       ------
                       2009                      $212,000
                       2010                       231,000
                       2011                       195,000
                       2012                       234,000
                       2013                       433,000
                       2014                       783,000


 Note 12 - Common and Preferred Stock
                                 Preferred Stock

     At June 30, 1999, the Company was authorized to issue 5,000,000 shares of no par value per share preferred stock, which may be issued in classes or series with various rights and designations by the Board of Directors. No shares were issued and outstanding at June 30, 1999. Each share of preferred stock is entitled to dividends when and if declared by the Board of Directors, and other rights and/or preferences as maybe designated by the Board of Directors.

                                  Common Stock

     The Company is authorized to issue 50,000,000 of no par value per share common stock. The holders of each share are entitled to one vote for each share held, and are entitled to dividends when and is declared by the Board of Directors. At June 30, 1999, common shares issued and outstanding totaled 10,757,403.

Note 13 - Commitments and Contingencies

     The Company leases its office space under a lease that requires monthly rental payment of $1,462, which monthly rate increases at the rate of 2.5% each year, through December 2003.

     The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect upon the Company's operations or financial position.

     Management asserts that it has reviewed the computers and computer programs that it utilizes to conduct its activities, and believes that such are Year 2000 compliant. While management has not conducted specific inquiries, it believes that the entities with which it interacts are Year 2000 compliant as they are primarily in the computer industry.

Note 14 - Fair Value of Financial Instruments

     The carrying amounts of the Company's cash equivalents (money market fund) and receivables are considered to approximate its fair market value. Similarly, the amount of the Company's obligations are considered to represent the approximate fair value of such instruments based upon management's best estimate.


Note 15 - Public Offering

     During June 1998, the Company completed an offering under Regulation D, Rule 504. As a result of the offering, the Company realized $990,000 and issued 2.858,333 common shares. The Company expects to file with the Securities and Exchange Commission to become a reporting company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Samuel P. Shanks, Ph.D. - President, Chief Executive Officer and Director.
--------------------------------------------------------------------------

Samuel P. Shanks, age 53, has served as the Company's President, Chief Executive Officer and Director since its inception in 1993. Dr. Shanks was co-founder of the Company along with Lester C. Pickett. From 1987 to 1993, Dr. Shanks served with JAI Associates, Inc., a firm that performs government contracted numerical research, where he served as its President from 1989. Dr. Shanks earned B.S., M.S., and Ph.D. degrees in Engineering, Mathematics and Computer Science from Mississippi State University. Over the past 30 years, Dr. Shanks has worked with many major corporations including General Dynamics, Flow Simulations, Inc., and Rocketdyne Division of Rockwell International where he worked on the redesign of the space shuttle main engine. Dr. Shanks developed a powered missile separation Navier-Stokes code for missile launches from realistic aircraft configurations and in 1985, Dr. Shanks received the highest award given at NASA/Ames for research, the H. Julian Award, for his work on redesign of the space shuttle main engine. Dr. Shanks has over 30 years of experience in computational fluid dynamics and has made many substantial advances to the state of the art in that field.

Lester C. Pickett - Chairman of the Board, Executive Vice President and
-----------------------------------------------------------------------
Secretary.
----------

Lester C. Picket, age 59, has served as the Company's Chairman of the Board, Executive Vice President and Assistant Secretary since its inception in 1993. Mr. Pickett was made Secretary in August, 1998. Mr. Pickett was co-founder of the Company along with Samuel P. Shanks. Mr. Pickett has more than 30 years of engineering experience, including more than 20 years as an independent engineer consulting to numerous California manufacturing companies in the development of new electronic products. Mr. Pickett has worked for such well-known corporations as Douglas Aircraft (McDonnell Douglas, now Boeing) and Texas Instruments. Mr. Pickett is the inventor of the ultra high performance function generators and other central elements of a new type of processor for performing exponential floating point computation at high speed in various hardware technologies as well as pure software. Mr. Pickett has also shown in detail how to construct a complete floating point computing environment based on such a processor. Mr. Pickett holds two applicable patents that issued February 1993 and March 1993, a third that issued in October 1994 and many issued and pending international patents. All substantial rights to the many issued and pending patents held by Mr. Pickett have been assigned to Log Point.


Errol Flynn - Director.
-----------------------

Errol Flynn, age 59, has served as Director of the Company since its inception in 1993. Mr. Flynn has over 25 years of experience in all aspects of sales and marketing. In 1992, he retired from his position as Vice President of Sales for Xircom where he was responsible for the increase in annual sales from $4 million to $90 million in just under three years.

Charles Bond - Director.
------------------------

Charles Bond, age 61, has served as Director of the Company since 1994. Since January 1998, Mr. Bond has been self-employed as an independent consultant. From June 1997 to December 1997, Mr. Bond served as Director of Systems Development of Ampex Corporation, a company specializing in electronic video recording and other electronic consumer products. From March 1991 to June 1997, Mr. Bond served as Director of Engineering for Read-Rite Corporation, a company specializing in Read-Rite magnetic heads used in hard drives. Mr. Bond has over 20 years of experience in design engineering and technical management of disk drives, peripherals, and media products and holds several patents in that area. Mr. Bond has worked for QUME Corp., Trace Products, Inc., Verbatim Corp., Nestar Systems, Inc., BASF Systems, Inc., Shugart and IBM. Mr. Bond has experience in all phases of development from product concept through manufacturing and in financial planning, staffing and resource management.

Warren E. Pickett, Ph.D. - Director.
------------------------------------

Warren E. Pickett, age 52, has served as Director of the Company 1994. Since July 1997, Dr. Pickett has served as a professor of Physics at the University of California at Davis. From October 1979 to June 1997, Dr. Pickett was a Senior Research Physicist at the Naval Research Laboratory in Washington, D.C where he formulated and performed research in condensed matter theory using state-of-the-art theoretical approaches and computational methods. The emphasis of his work was on superconductivity, magnetism and related unusual materials properties. Dr. Pickett is the brother of Lester C. Pickett.



Item 10. EXECUTIVE COMPENSATION.

                                                   SUMMARY COMPENSATION TABLE


                                 Annual Compensation                    Long Term Compensation
                                 -------------------                    ----------------------
                                                                                Awards                  Payouts
                                                                                ------                  -------


                                                       Other                            Securities
         Name                                         Annual         Restricted        Underlying                      All Other
    and Principal                                    Compensa-           Stock           Options/         LTIP         Compensa-
       Position            Year   Salary*   Bonus      tion           Award(s)            SARs          Payouts           tion
                                    ($)      ($)       ($)               ($)              (#)             ($)             ($)
(a)                        (b)      (c)      (d)       (e)               (f)              (g)             (h)             (j)


Samuel P. Shanks,
  President

Lester C. Pickett,
  Chairman, Exec.
  Vice President &
  Secretary





*At June 30, 1999 and 2000, the Company had accrued and unpaid salaries and wages to Lester C. Pickett and Samuel P. Shanks of $417,832 and $597,832, respectively, excluding interest Because of the development stage of the Company, it made arrangements with its employees under informal letter agreements to defer all or a part of the salaries or wages until the Company attains the ability to permit payments. The arrangements do not specify a time period for payment. The deferred amounts, which include the estimated related payroll taxes, will not be payable until the Company attains revenues of $250,000 per calendar quarter, at which time a percentage, to be determined by the Company, of the amounts of revenues over $250,000 will be devoted to paying the deferred amounts.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Name and Address               Amount     Percent  Title of Class
               of Owner                       Owned      of Class --------------
               --------------                 ---------  --------
Common         Samuel P. Shanks,
               President/CEO/Director
               655 Fair Oaks Ave., F205
               Sunnyvale, CA  94086           2,029,824               18.35

Common         Lester Pickett
               Chairman/Exec. VP/Secretary
                   178 Centre St., #21
               Mountain View, CA  94041       2,595,000               23.46

Common         Charles R. Bond, Director
                      502 Sark Ct.
               Milpitas, CA  9505                20,000                0.18

Common         Errol Flynn, Director
               407 W. Main St.
               Sackets Harbor, NY  13685        182,000                1.64

Common         Warren Pickett, Director
                    2613 Chateau Lane
               Davis, CA  95616                 180,000                1.62
                                                -------                ----
                                              5,006,824               45.25


No officers, directors, or security holders listed above own any warrants, options or rights.

The Company has an employee common stock purchase program, see Exhibit of form of Restricted Stock Purchase Agreement, under which employees are permitted to purchase shares at a price of $0.00125 per share. At June 30, 2000, a total of 5,199,153 common shares had vested under the program, and 207,228 common shares were unvested and subject to repurchase. If the employee leaves the employment of the Company during a certain period of time, the employee must sell the unvested shares to the Company at the price for which the shares were purchased.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Lester C. Pickett, Chairman of the Board, Executive Vice President and Secretary of the Company is the brother of Warren Pickett, who serves as a Director of the Company.

As of June 30, 2000, officers of the Company had advanced a total of $115,020, to the Company. Also, at June 30, 2000, the officers had deferred salary amounts from the Company of $597,832, excluding interest.

On February 18, 1993, the Company entered into a technology license agreement with the founders of the Company, one of whom is the holder of two United States Patents, a pending patent, pending international patents, and licensed trademarks and logo for founders common shares, $210,000 to the one founder who is the owner of the patents, and royalties based upon revenues to be paid to the owner of the patents. The $210,000 was due upon signing of the agreement or in installment payments over an unstated period. Royalties of 5% of annual gross receipts to $25,000,000, and 2% of annual gross receipts over $25,000,000. At June 30, 1999 and 2000, the unpaid balance of the $210,000 amount was $160,574 and $170,428, respectively. The aforementioned agreement does not have a termination date, and provides the Company with the exclusive worldwide right to manage all leasing, marketing, selling and vending of sub-licenses with respect to the licensed technology and products under the patents. The approximately remaining life of the two United States patents is 15 years.




               (Remainder of this page left intentionally blank.)

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
                               INDEX TO EXHIBITS.

Exhibit                        Description of Document
-------                        -----------------------
3(i)            Articles of Incorporation filed July 19, 1996.*

3(ii)           Amendment to Articles of Incorporation filed January 22, 1997.*

3(iii)          Amendment to Articles of Incorporation filed November 6, 1997.*

3(iv)           Bylaws.*

10.0            Confidential Technology License Agreement dated February 18,
                1993.*

10.1 Non-Disclosure Statement, Employee Proprietary and Confidential Information Agreement with Samuel P. Shanks dated May 2, 1994.*

10.2 Non-Disclosure Statement, Employee Proprietary and Confidential Information Agreement with Lester Pickett dated May 2, 1994.*

10.3            Stock Purchase Agreement, Form of*

23.1            Consent of Accountants.

99.0            Form of Stock Certificate.*


                            DESCRIPTION OF EXHIBITS.
                            ------------------------
The required exhibits are attached hereto, as noted in Item 1 above.


         (b).     REPORTS ON FORM 8-K


Note: * Previously filed with Securities and Exchange Commission on EDGAR.

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LOG POINT TECHNOLOGIES, INC.


Date:  October 19, 2000                  By:  /s/  Samuel P. Shanks
       ----------------                    --------------------------------
                                                   Samuel P. Shanks, President