Form 10QSB
period 2000-09-30
LOG POINT TECHNOLOGIES INC
filed 2000-12-14
CIK 915569

LOG POINT TECHNOLOGIES INC



                       FILING  TYPE:     10QSB
                        DESCRIPTION:     QUARTERLY  REPORT
                       FILING  DATE:     DEC 13, 2000
                        PERIOD  END:     SEP 30, 2000


                   PRIMARY EXCHANGE:     OVER THE COUNTER INCLUDES OTC
                                         AND OTCBB
                             TICKER:     LGPT

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

                                   FORM  10-QSB


          (Mark  One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  quarterly  period  ended  September  30,  2000

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

                                Yes  X   No  ______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 13, 2000, Log Point Technologies, Inc. had 11,233,333 shares of Common Stock outstanding, no par value.

                                     LOG  POINT  Technologies,  Inc.
                                    (a  development  stage  company)
                                             BALANCE  SHEETS
                                               (Unaudited)

                                                            -------------  -------------  ------------
                                                            Sep 30, 2000   Sep 30, 1999   Jun 30, 2000
                                                            -------------  -------------  ------------
                                      ASSETS

CURRENT ASSETS
     Cash & Cash Equivalents                                $         119  $         695  $          67
     Accounts Receivable                                                -          1,200              -
                                                            -------------  -------------  -------------

       Total Current Assets                                           119          1,895             67
                                                            -------------  -------------  -------------

EQUIPMENT & FURNITURE
     Office Equipment & Furniture (net of Depreciation)            26,639         36,976         29,121
                                                            -------------  -------------  -------------

OTHER ASSETS
     Product Technology License (net of Amortization)             103,250        117,250        106,750
     Receivable from officers                                           -              -              -
     Receivable from others                                             -              -              -
     Deposits                                                       4,377          4,281          4,377

                                                            -------------  -------------  -------------

       Total Other Assets                                         107,627        121,531        111,127
                                                            -------------  -------------  -------------

TOTAL ASSETS                                                $     134,385  $     160,402  $     140,315
                                                            =============  =============  =============

                          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of capitalized lease obligations       $       9,156  $      12,410  $      11,673
     Loans Payable                                                  4,000              -              -
     Accounts Payable                                             180,871        157,644        189,285

                                                            -------------  -------------  -------------

       Total Current Liabilities                                  194,027        170,054        200,958
                                                            -------------  -------------  -------------

LONG-TERM DEBT
     Due on product license                                       172,984        162,983        170,428
     Loans from Officers                                          566,160         42,494        515,020
     Capitalized lease obligations less current portion               558          9,714          1,358

                                                            -------------  -------------  -------------

       Total Long-Term Debt                                       739,702        215,191        686,806
                                                            -------------  -------------  -------------

OTHER LIABILITIES
     Deferred salaries & wages, and related payroll taxes       1,327,520        974,278      1,241,734
                                                            -------------  -------------  -------------

       Total Liabilities                                        2,261,249      1,359,523      2,129,498
                                                            -------------  -------------  -------------

                                      See Notes to Financial Statements

                          LOG  POINT  Technologies,  Inc.
                          (a  development  stage  company)
                            BALANCE  SHEETS  (continued)
                                    (Unaudited)

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Preferred  stock  -  No  par  value;  5,000,000  shares  authorized;  no  shares issued
     Common  stock  -  No  Par  Value;  50,000,000  shares  authorized; shares  issued
       and outstanding 11,058,383                     1,559,630     1,029,194     1,559,630
     Treasury Stock (300,930                           (445,436)            -      (445,436)
     shares)
     Retained Earnings (deficit)                     (3,241,058)   (2,228,315)   (3,103,377)
                                                    ------------  ------------  ------------
                                                     (2,126,864)   (1,199,121)   (1,989,183)
     Less stock                                               -             -             -
     receivable
                                                    ------------  ------------  ------------
         Total Stockholders' Equity (Deficit)        (2,126,864)   (1,199,121)   (1,989,183)
                                                    ------------  ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)  $   134,385   $   160,402   $   140,315
                                                    ============  ============  ============

                            See Notes to Financial Statements

                     LOG  POINT  TECHNOLOGIES,  INC.
                     (a  development  stage  company)
                         STATEMENT  OF  OPERATIONS
     For  the  Three  Months  Ended  September  30,  2000  &  1999  and
       Since  Inception  (February  1993)  to  September  30,  2000
                                  (Unaudited)
-----------------------------------------------------------------------------

                                      3 Months      3 Months        Since
                                    Sep 30, 2000   Sep 30, 1999   Inception
                                   --------------  ------------  ------------

SALES                              $                     1,200   $    71,680
                                   --------------  ------------  ------------

COST OF SALES                      None            None          None

OPERATING EXPENSES:
  General and Administrative              54,565   $    58,024     1,228,450
  Research and development                48,335        59,770     1,618,334
  Depreciation and Amortization            5,981         6,118       148,804
                                   --------------  ------------  ------------
    Total Operating Expenses             108,881       123,912     2,995,588
                                   --------------  ------------  ------------

LOSS BEFORE OTHER ITEMS                 (108,881)     (122,712)   (2,923,908)

OTHER INCOME & EXPENSE
  Interest expense                       (28,800)      (18,057)     (329,963)
  Interest Income                              -             -        12,813
                                   --------------  ------------  ------------

NET LOSS                           $    (137,681)  $  (140,769)  $(3,241,058)
                                   ==============  ============  ============



LOSS PER SHARE                     $      (0.013)  $    (0.013)  $
                                   --------------  ------------

WEIGHTED AVERAGE NUMBER OF SHARES     10,757,403    11,058,383
                                   --------------  ------------

                   See Notes to Financial Statements

                                  LOG  POINT  TECHNOLOGIES,  INC.
                                 (a  development  stage  company)
                                     STATEMENT  OF  CASH  FLOWS
              For  the  Three  Months  Ended  September  30,  2000  &  1999  and
                 Since  Inception  (February  1993)  to  September  30,  2000
                                            (Unaudited)

                                                         3 Months       3 Months      Since
                                                       Sep 30, 2000   Sep 30, 1999  Inception
                                                      --------------  ------------  -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) >From Operations:                  $    (137,681)  $ (140,769)  $(3,241,058)
  Add:  Non-Cash Items
       Depreciation and Amortization                          5,981        6,118       148,804
       Deferred salaries, related taxes and interest         85,786       91,709     1,327,521
       Payment of expenses & loans with stock                     -            -       251,060
  Changes in Assets and Liabilities
       Accounts Receivables                                       -       (1,200)            -
       Prepaid Expenses                                           -            0             -
       Receivable & payables from officers-net               51,140       35,733       566,160
       Receivable & payables from others-net                  4,000            -        88,036
       Deposits                                                   -            -        (4,377)
       Accounts payable                                      (8,414)       8,996       180,871

                                                      --------------  ------------  -----------
  Net Cash From(To) Operating Activities                        812          587      (682,983)
                                                      --------------  ------------  -----------

CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                       -            -       (68,694)

                                                      --------------  ------------  -----------
  Net Cash From(To) Investing Activities                          -            -       (68,694)
                                                      --------------  ------------  -----------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                               -            -        45,049
   Repayment of Debt                                           (760)        (358)     (156,387)
   Sale of Common Stock                                           -            -     1,308,570
    Purchases of Common Stock                                     -            -      (445,436)

                                                      --------------  ------------  -----------
Net Cash From(To) Financing Activities                         (760)        (358)      751,796
                                                      --------------  ------------  -----------

Increase(Decrease) in Cash                                       52          229           119
CASH BALANCE, BEGINNING                                          67          466             -
                                                      --------------  ------------  -----------
CASH BALANCE, ENDING                                            119          695           119
                                                      ==============  ============  ===========

                                  See Notes to Financial Statements

                          Notes  to  Financial  Statements
                          --------------------------------

Note  1.  Issuance  of  144  Restricted  Common
-----------------------------------------------

During the first quarter ended September 30, 2000, no restricted common shares were issued.



MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
-----------------------------------------------------------------

During the first quarters ended September 30, 2000 and 1999, the Company Incurred losses of $137,681 and $140,769 respectively.

Log Point is a development stage company that incurred losses of $137,681 and $140,769 for the quarters ended March 31, 2000 and 1999 respectively. Since inception, the Company has incurred losses totaling $3,241,058.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending September 30, 2001. Log Point does not expect any significant revenues during the twelve-month period ending September 30, 2001.

When Log Point emerges from its development stage, additional financing will be needed. Log Point completed negotiations for a major debt financing and received a commitment letter for a twenty-million-dollar financing from Monmouth Partners L.L.P. of Monmouth County, New Jersey. Log Point is still scheduled to be funded by Monmouth Partners. In addition Log Point is in talks with other funding sources. These additional funds will be used for sales and marketing efforts, expanded licensing operations, completing hardware designs, and production of hardware chips using the Company's hardware designs. Operations for licensing patents and associated intellectual property related to software and hardware designs will require a credible capability to enter litigation against existing or future infringers of the Company's stable of patents. In this regard, the Company is talking with a number of legal firms which have shown substantial interest in working with the Company to provide such a litigation capability even before the Company receives major funding.

The Company will require substantial additional financing in future years. The additional financing would be obtained through loans, secondary public offerings, private placements, and/or mergers. There can be no assurance that such funds will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company in the immediate future just to sustain operation. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous. If future funding is not obtained, Log Point would expect to continue to receive loans until revenue from product licensing and sales become adequate to sustain the Company's operations.

Log Point will not conduct any significant research and development during the twelve months ending September 30, 2001.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending September 30, 2001.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending September 30, 2001.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LOG  POINT  TECHNOLOGIES,  INC.


Date: December 13, 2000                   By:  /s/  Samuel P. Shanks
-----------------------                      ------------------------
                                          Samuel P. Shanks, President