Form 10KSB/A
period 2000-06-30
LOG POINT TECHNOLOGIES INC
filed 2001-02-16
CIK 915569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000


                          LOG POINT TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)


                Colorado                                  84-1360787
                --------                                  ----------
(State or other jurisdiction of incorporation or        (IRS Employer
 organization)                                          Identification  Number)

465 Fairchild  Drive,  Suite  111,  Mountain  View,  CA                94043
----------------------------------------------------------            --------
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

                 N/A                                         N/A
-----------------------------------            ---------------------------------



Securities  to  be  registered  pursuant  to  Section  12(g)  of  the  Act:

                                  Common  Stock
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  Company's  revenues  for  its  most  recent  year  were  $0.00.
                                                              ------

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,500,000 as of September 25, 2000.

The number of shares outstanding of the Company's classes of common and preferred equity are as follows.

a.  Common  Stock
  ---------------

The Company is authorized to issue 50,000,000 shares of no par value per share common stock. The holders of each share are entitled to one vote for each share held, and are entitled to dividends when and as declared by the Board of Directors. At September 25, 2000, common shares issued and outstanding totaled 11,247,333.

b.  Preferred  Stock
  ------------------

The Company is authorized to issue 5,000,000 shares of no par value per share preferred stock, which may be issued in classes or series with various rights and designations by the Board of Directors. No shares have been issued. Each share of preferred stock is entitled to dividends when and if declared by the Board of Directors.


Transitional  Small  Business  Disclosure  Format (Check one): Yes  [ ]; No [X].

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

The Company is targeting its present SuperSpeed software product designs to the manufacturers and users of embedded microprocessors, including manufacturers of numerous categories of lower-cost, volume manufactured electronic products. The SuperSpeed software products include Soft CoProcessor high performance exponential floating-point (efp) virtual processors and scaled-integer generators of numerous scientific and engineering functions heretofore not available at ultra-high speed and low cost. "Floating point" and "scaled integer" refers to particular ways that numbers are represented in a computer.

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


Log Point is working with Monmouth Partners for possible financing for hardware production of digital-signal-processing (DSP) chips, graphics accelerator chips, and efp microprocessor designs. Log Point plans to out-source the production of hardware chips to semiconductor manufacturers. As sales of hardware chips increase, Log Point plans to purchase or build a fabrication plant to produce its own chips.


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

PRODUCT  LINES
--------------

The Company is developing and marketing software, hardware designs, and hardware product lines. Products completed and being marketed are:

Software-Soft  CoProcessors

     - Portable C source for basic efp arithmetic and scientific function libraries
     -     32-bit  C  and  assembler  source  for SPARC and SPARClite 930 Series
     -     32-bit  C  and  assembler  source  for  Intel  386,  486  and Pentium
     - 24-bit DSP (digital signal processing) assembler source for 8-bit Intel 8051/2 and Motorola 68HC11/12/16
     - In-house GNU tools support (GNU tools is a C computer programming language)
     -     32-bit  C++  class  arithmetic  and  scientific  function  libraries.

Products  for  future  development  and  marketing  are:

Software  for  licensing  to  the  electronics  industry:

     - Function Generators (development is complete but is currently being upgraded)
     - Assembler efp for the following microprocessors: PowerPC, 68xxx, ColdFire, HPPA, MIPS, ARM, StrongArm, Hitachi SH Series and Mitsubishi M32R/D (in final development stage)
     -     Enhanced  Conventional  Floating-Point  Math  Libraries  (in  R&D)
     -     Application  software  (in  R&D)

Hardware  Designs  for  licensing  to  the  electronics  industry:

     - Function Generators (development is complete but is currently being upgraded)
     - Electronic design Standard Cell Libraries (in final development stage)
     -     New  Microprocessor  Instructions  (in  final  development  stage)
     -     EFP  Cores  (in  R&D)
     -     Hardware,  intellectual  property  (in  final  development  stage)

Hardware  chips  for  sale  to  the  consumer  electronics  industry:

     -     Function  Generators  (in  final  development  stage)
     -     FPGA  Chips  (in  final  development  stage)
     -     DSP  Chips  (in  final  development  stage)
     -     ASIC  Chips  (in  final  development  stage)
     -     Microprocessor  Chips  (in  final  development  stage)

MARKET  AND  MARKETING  STRATEGY/DISTRIBUTION  METHODS
------------------------------------------------------

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

Target  Markets
---------------

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

The  Company's  target  market  includes  all  users  and  developers  of:

     -     Microprocessors
     -     DSP  (digital  signal  processors),  graphics,  filter  chips
     -     FPGA  (field-programmable  gate  array)  users  and  manufacturers
     - Standard cells, ASIC (application specific integrated circuit) chips
     -     Custom  chips  incorporating  any  of  the  above.
     -     Design  software  for  chips
     - Compilers for high level programming languages (C/C++, Basic, FORTRAN)
     -     Application  software

The  Company  anticipates  the  following  marketing  obstacles:

- Getting its message of new computational capabilities to the embedded system designers that buy development tools. This includes FAA certification, which is a strong selling point to decision-makers, not just in aviation, but throughout the embedded computation industry. Some Log Point software products have been completed and have been thoroughly tested for speed and reliability. The products are ready for FAA certification when a customer has a requirement for FAA certification. This enables the designers to demand that all major development tool vendors support the Company's products. This then enables the Company's products to have direct distribution channels to the entire body of vendors' customer bases throughout the world.

- PR, advertising, and articles in trade publications require substantial time to make a real impact in the industry.

- When a customer requires FAA certification of Log Point products for the first time, FAA certification will take at least a few weeks to commence and likely several months to complete. After FAA certification has been completed, the certification will not have to be repeated for future customers who require FAA certified products. It must be point out, that Log Point does not need FAA certification to sell its products. Some companies require FAA certification. Log Point desires FAA certification of its products, because FAA certification will lend credibility to Log Point products.

- After sufficient numbers of designers request the Company's products, a few months are likely required for the release of a vendor's tools that provide support of the Company's products.

- There is a delay while designers use such tools to examine the effect that the Company's products have on their embedded designs before they license the Company's products.

- While making a strenuous effort toward market penetration, price concessions will also be used to maximize the quantity of design wins incorporating Company products.

Log Point has made great strides to overcome the obstacles to its entry into the floating-point market. The Company has created a website (www.logpoint.com)
                                                               ----------------
which has received over 20,000 visits. The Company has also arranged with Intel, IBM, Microsoft, Fujitsu, Mitsubishi and National Semiconductor to publish Log Point's product information on their websites with web links to the Log Point website. This Internet exposure has attracted many Beta testers of Log Point's products and has attracted potential investors and take-over suitors. The Company expects some of the Beta testers to become customers of its products. The Company is contemplating debt financing and private placement investments from potential investors as well as being acquired by other corporations.

The  thrust  of  the  Company's  marketing  strategy  includes:

Software:

     - Developing joint marketing and sales efforts with each microprocessor manufacturer such that both the Company and the microprocessor manufacturer leverage each other's capabilities to increase product sales.
     - Conducting direct mail campaigns targeted at the technology decision-makers at volume manufacturers of consumer products.
     -     Telemarketing  follow  up.
     - Providing beta site developer kits for evaluation of the Company's products.
     -     Giving  engineering  presentations  to  the  evaluation  team.
     - Benchmarking potential customer software using the Company's technology.
     -     Negotiating  licenses.
     - Supporting customer product development to optimize performance and quality.
     -     Receiving  royalties  for  each  unit  of  customer product shipped.
     -     Teaching  seminars  for  customers.

Hardware  Designs:

     - Obtaining software porting/proof-of-concept contracts with microprocessor manufacturers.
     - Obtaining hardware feasibility contracts with microprocessor manufacturers.
     -     Negotiating  license  for  hardware  design.
     - Supporting microprocessor manufacturer with the design of SuperSpeed pipelined floating-point technology into their microprocessor.
     -     Receiving  royalty  payments  for  each  microprocessor  shipped.

Hardware:

     -     Design  hardware  products.
     - Produce evaluation boards for distribution to the digital electronics market.
     - Help potential customers efficiently design their product with Log Point hardware products.
     - Receive orders from customers for hardware and firm commitment to pay for hardware.
     - Contract with computer chip manufacturer to produce chip from hardware design.
     -     Deliver  completed  hardware  chips  to  customer.


World  Wide  Web
----------------

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

Marketing  Efforts
------------------

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

PATENTS
-------

The Company has more than 60 patents that have issued in the U.S. and 41 foreign countries. Some patents are still pending in the PCT which covers Japan and Europe, and the Company expects more patents to issue in 17 foreign country soonThe patents cover method and apparatus, using logarithmic and table-look-up technology, to generate functions and complete floating-point systems for digital electronics. The Company has filed a patent in the U.S. and internationally, that covers improvements in the software performance for microprocessors. The Company has filed patents on small-silicon-area pipelined versions of its floating-point hardware designs and graphics accelerator designs. The new technology improves the Company's competitive edge in silicon designs and performance of its Soft CoProcessor products. The life of these new patents will be approximately 20 years.

TRADEMARKS
----------

The Company has trademarks on "Log Point,""SuperSpeed", "Soft CoProcessor," and "FastFun."

TECHNOLOGY  LICENSE  AGREEMENT
------------------------------

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

YEAR  2000
----------

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

Log  Point  Products
--------------------

Log Point has completed its internal Year 2000 testing and analysis of its products. The Company believes that all of its products are Year 2000 compliant and is committed to maintaining compliance in any future revisions of its products.

Internal  Information  Systems
------------------------------

The Company's internal information systems utilize hardware and software from several commercial suppliers. The Company has investigated its internal information systems for Year 2000 compliance, and certain modifications have been identified and corrected on critical systems to ensure that the Company's operations will be Year 2000 compliant. This effort will continue throughout 2000.

Third  Parties
--------------

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

Cost  for  Year  2000  Compliance
---------------------------------

The Company believes that the total cost of Year 2000 compliance activity will not be material to the Company's operations, liquidity and capital resources.

Year  2000  Risks  Faced  by  Log  Point
----------------------------------------

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

                              Price per Share
                              ---------------
Period Ended                    High    Low
------------------------------  -----  -----

Fourth Quarter 1999 (6/30/00)   $1.38  $0.91

Third Quarter 1999 (3/31/00)    $1.19  $0.53

Second Quarter 1999 (12/31/99)  $3.19  $0.53

First Quarter 1999 (9/30/99)    $3.19  $0.97

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


ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


During the fiscal years ended June 30, 1999 and 2000, the Company incurred losses of $782,706 and $1,015,831, respectively.

Log Point is a development stage company that incurred losses of $782,706 and $1,015,831 for years ended June 30, 1999 and 2000, respectively. Since inception the Company has incurred losses totaling $3,103,377.

To date, Log Point has been dependent upon the proceeds from an equity transaction, under a 504 offering, to fund its development stage operations. Management believes that its borrowings from private individuals, officers and directors will be adequate to fund its minimum requirements for fiscal year ending June 30, 2001. Log Point does not expect any significant revenues during the twelve-month period ending June 30, 2001.

The general and administrative expenses increased from $303,318 in the fiscal year ending June 30, 1999 to $657,353 in the fiscal year ending June 30, 2000. Approximately $280,000, of the general and administrative expenses in the fiscal year ending June 30, 2000, was for deferred salaries. Approximately $377,000 of the general and administrative expenses was for an advanced funding fee and related fees and interest, in an effort to obtain a substantial investment in Log Point Technologies, Inc. The additional expense was covered by the $400,000 loan. Research and development expenses were reduced from $411,364 in the fiscal year ending June 30, 1999 to $220,300 in the fiscal year ending June 30, 2000. The reduction in research and development expenses happened because the company had completed certain research and development projects and did not start new projects in the fiscal year ending June 30, 2000.

When Log Point emerges from its development stage, additional financing will be needed. Log Point is still working with Monmouth Partners for possible financing of Log Point. If the financing is obtainrd, the current price of the stock will have no effect on the financing. As far as the possible financing is concerned, the price of the stock will not be a factor in dilution of the Company stock. The Company also has the opportunity to obtain additional funds, as needed, through Monmouth Partners, provided Monmouth Partners continues to do business in the area of financing public companies. These additional funds will be used to increase sales and marketing efforts and to accelerate production of hardware chips from the Company's hardware designs.

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




                                              /s/  Robert  C.  Olivieri,  Jr.
                                              --------------------------------
                                              Robert  C.  Olivieri,  Jr.  P  C
                                              CERTIFIED  PUBLIC  ACCOUNTANT
September  26,  2000
Bensalem,  Pennsylvania

                         LOG  POINT  TECHNOLOGIES,  INC.
                        (A  Development  Stage  Company)
                                Balance  Sheets
                           June  30,  2000  and  1999

                                          Assets
                                      2000      1999
                                    --------  --------
Current assets

  Cash                              $     67  $    466



Furniture and equipment

  Furniture and equipment, at cost    68,695    68,695
  Less: accumulated depreciation      39,574    29,100
                                    --------  --------

                                      29,121    39,595
                                    --------  --------
Other assets

  Product technology license, net
    of accumulated amortization of
    $103,250 and $89,250             106,750   120,750
  Deposits                             4,377     4,281
                                    --------  --------

  Total other assets                 111,127   125,031
                                    --------  --------

  Total assets                      $140,315  $165,092
                                    ========  ========

             See auditors' report and notes to financial statements

                        LOG  POINT  TECHNOLOGIES,  INC.
                       (A  Development  Stage  Company)
                               Balance  Sheets
                         June  30,  2000  and  1999


                      Liabilities and stockholders' equity

                                              2000          1999
                                          ------------  ------------

Current liabilities
  Current portion of capital
    lease obligations                     $    11,673   $    11,861
  Accounts payable                            174,985       148,648
  State franchise taxes payable                   800             -
  Accrued accounting fees                      13,500             -
                                          ------------  ------------

                                              200,958       160,509
                                          ------------  ------------

Long-term liabilities
  Loans from officers                         515,020         6,761
  Capital lease obligation, net
    of current maturities                       1,358        13,031
  Due on product license                      170,428       160,574
                                          ------------  ------------

  Total long term liabilities                 686,806       180,366
                                          ------------  ------------

  Deferred salaries and related
    payroll taxes and interest              1,241,734       882,569
                                          ------------  ------------


Stockholders' equity

  Preferred stock, no par value
    Authorized: 5,000,000 shares
    No shares issued                                -             -
  Common stock, no par value
    Authorized: 50,000,000 shares
    Issued:
      11,233,333 and 10,757,403 shares
    Outstanding:
      10,932,403 and 10,757,403             1,559,630     1,029,194
  Treasury stock:
      300,930 shares and 300,930 shares      (445,436)            -
  Retained earnings (deficit)              (3,103,377)   (2,087,546)
                                          ------------  ------------

                                           (1,989,183)   (1,058,352)
                                          ------------  ------------

                                          $   140,315   $   165,092
                                          ============  ============

       See auditors' report and notes to financial statements


                      LOG  POINT  TECHNOLOGIES,  INC.
                     (A  Development  Stage  Company)
                       Statements  of  Operations
      Years  ended  June  30,  2000  and  1999  and  the  period from  inception  (February  1,  1993)  to  June  30,  2000

                                                         FEBRUARY 1, 1993
                                                          (INCEPTION) TO
                                   2000          1999      JUNE  30,2000
                               ------------  ------------  -------------
Revenues                       $     1,200   $         -   $     71,680
                               ------------  ------------  -------------

Cost of goods sold                       -             -              -
                               ------------  ------------  -------------
Operating expenses

General and administrative
  Expenses                         657,353       303,318      1,173,885
Research and development           220,300       411,364      1,569,999
Depreciation and amortization       24,474        23,640        142,823
                               ------------  ------------  -------------

     Total operating expenses      902,127       738,322      2,886,707
                               ------------  ------------  -------------

Loss before other income and
  Expenses                        (900,927)     (738,322)    (2,815,027)
                               ------------  ------------  -------------


Other income and expenses
  Interest expense                (114,910)      (56,278)      (301,163)
  Interest income                        6        11,894         12,813
                               ------------  ------------  -------------

    Total other income and
      Expenses                    (114,904)      (44,384)      (288,350)

Net loss                       $(1,015,831)  $  (782,706)  $ (3,103,377)
                               ============  ============  =============

Loss per share                 $    (0.094)  $    (0.072)
                               ============  ============
Weighted average number
  of shares                     10,814,820    10,865,503
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


                                                                                     February  1,  1993
                                                                                       (inception)  to
                                                           1999            2000         June 30, 2000
                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) from operations:                 $   (1,015,831)  $     (782,706)  $   (3,103,377)
  Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation and amortization                          24,474           23,640          142,823
      Deferred salaries, related taxes and interest         359,166          277,352        1,241,735
      Payment of expenses and loans with stock               85,000                -          251,060
      Accrued interest on officers' loans                     3,859           (5,042)           2,122
      Accrued interest on other loans payable                 9,853            9,490           84,036
      Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses                    -            2,500                -
        (Increase) decrease in deposits                         (96)            (510)          (4,377)
        Increase (decrease) in accounts payable              26,337          143,858          174,985
        Increase (decrease) in accrued expenses              14,300                -           14,300
                                                     ---------------  ---------------  ---------------
Net cash provided (used) by operating activities           (492,938)        (331,418)      (1,196,693)
                                                     ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of equipment                                        -          (17,092)         (68,694)
                                                     ---------------  ---------------  ---------------
Net cash provided (used) by investing activities                  -          (17,092)         (68,694)
                                                     ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capitalized leases                                -            7,484           45,049
  Repayment of debt                                         (11,861)         (30,109)        (155,627)
  Proceeds from officers' Loans                             504,400          109,000          512,898
  Proceeds from sales of preferred and common stock               -                -        1,308,570
  Purchases of treasury stock                                     -         (445,436)        (445,436)
                                                     ---------------  ---------------  ---------------
Net cash provided (used) by financing activities            492,539         (359,061)       1,265,454
                                                     ---------------  ---------------  ---------------
Net increase in cash                                           (399)        (707,571)              67

Cash at beginning of year                                       466          708,037                -

Cash at end of year                                  $           67   $          466   $           67
                                                     ===============  ===============  ===============

Supplemental disclosure of cash flow information:
  Interest paid                                      $            -   $       15,904
                                                     ===============  ===============

             See auditors' report and notes to financial statements

                          LOG POINT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                Years ended June 30, 2000 and 1999 and the period
               from inception (February 1, 1993) to June 30, 2000

                                                                                                 Retained
                                                   Preferred  Stock           Common  Stock      Earnings
                                                 Shares          $         Shares        $        (Loss)
-------------------------------------------------------------------------------------------------
Proceeds from issuance of common stock                                    648,800   $ 160,000
Exchanges of loans payable for common stock                                            34,000
Common stock issued for services                                            1,520       7,600
Net loss                                                                                        $ (213,300)
-------------------------------------------------------------------------------------------------
Balance June 30, 1994                                                     650,320   $ 201,600   $ (213,300)

Cancellation of common shares in
  exchange for preferred shares                  403,200   $ 201,600     (650,320)   (201,600)
Issuance of preferred shares to founders         610,000
Sale of preferred shares                           4,400      10,000
Sale of common shares                                                   1,931,792      24,147
Common stock issued for receivable
  subsequently paid                                                     2,015,000      25,188
Net loss                                                                                          (230,677)
-------------------------------------------------------------------------------------------------
Balance June 30, 1995                          1,017,600   $ 211,600    3,946,792   $  49,335   $ (443,977)

Common stock issued for receivable
  subsequently paid                                                       152,763       1,910
Sale of common shares                                                      10,000         125
Sale of preferred shares                           9,240      19,500
Exchange of preferred shares for loans           118,000      99,000
Exchange of preferred shares for services          2,000       5,000
Net loss                                                                                         (193,432)
-------------------------------------------------------------------------------------------------
Balance June 30, 1996                          1,146,840   $ 335,100    4,109,555   $  51,370   $(637,409)

Sale of preferred shares                          36,780      76,950
Exchange of preferred shares for loans            10,000       5,000
Sale of common shares for loans                                            60,000         750
Exchange of common shares for loans                                     1,236,825      15,460
Net loss                                                                                         (234,404)

-------------------------------------------------------------------------------------------------
Balance June 30, 1997                          1,193,620   $ 417,050    5,406,380   $  67,580   $(871,813)

Adjustment to reflect reverse purchase
  Acquisition                                 (1,193,620)   (417,050)   2,793,620     417,050
Sale of common shares                                                   2,858,333     990,000
Net Loss                                                                                         (433,027)

                          LOG POINT TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity (continued)
                Years ended June 30, 2000 and 1999 and the period
               from inception (February 1, 1993) to June 30, 2000

                                                                                            Retained
                                              Preferred  Stock           Common  Stock      Earnings
                                            Shares          $         Shares        $        (Loss)
--------------------------------------------------------------------------------------------
Balance June 30, 1998                            -           -   11,058,333  $1,474,630  $(1,304,840)

Purchase of treasury stock                                        (300,930)   (445,436)
Net Loss                                                                                   (782,706)

--------------------------------------------------------------------------------------------
Balance June 30, 1999                            -           -   10,757,403  $1,029,194  $(2,087,546)

Exchange of common shares for services                              175,000      85,000
Net Loss                                                                                  (1,015,831)

--------------------------------------------------------------------------------------------
Balance June 30, 2000                            -   $       -   10,932,403  $1,114,194  $(3,103,377)

              =====================================================================

             See auditors' report and notes to financial statements

                          LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE 1-ORGANIZATION AND HISTORY
----------------------------

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

NOTE2-BASIS OF PRESENTATION
---------------------------

The financial statements of the Company as of June 30, 2000 and 1999 and for the years then ended have been prepared using the accrual basis of accounting, and on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has realized minimal revenues from the sale of its products and

                           LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE 2-BASIS OF PRESENTATION (CONTINUED)
---------------------------------------

services, and has been dependent upon proceeds of loans from officers and directors and equity transactions to fund its development stage operations. Management believes, as a minimum, that its borrowings from officers will be adequate to fund its need for the next year. No adjustments have been recognized in the financial statements to reflect the uncertainties of the Company to develop profitable operations and/or to continue funding its operations from borrowings and equity transactions.

NOTE 3-CASH AND CASH EQUIVALENTS
-------------------------------

At June 30, 2000 and June 30, 1999, $ 46 and $ 255, respectively, of the total cash and cash equivalents represented monies deposited in an uninsured money market fund.

NOTE4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------

Revenue  recognition  -  Revenue  is  recognized  when  products  are shipped or
--------------------
services  are  rendered.

Furniture  and  equipment  -  Furniture and equipment is recorded at acquisition
-------------------------
cost. Repairs and maintenance that do not extend the useful life are charged to expense when incurred, and improvements and betterments that extend the useful life are capitalized. Depreciation is calculated using methods that approximate the straight-line method over the estimated lives, generally five and seven years.

Technology  license  agreement  - The technology license agreement is carried at
------------------------------
cost, and is being amortized ratably over the remaining life (approximately 15 years) of the underlying patents.

Research  and  development  -  Research  and development expenses are charged to
--------------------------
operations  as  incurred.

Deferred  salaries  &  wages - All the officers of the Company and other Company
----------------------------
personnel have agreed to defer part, or all, of their salaries. The deferred amounts, which include the estimated related payroll taxes, will not be payable until the Company attains revenues of $250,000 per calendar quarter, at which time a percentage, to be determined by the Company, of the amounts of revenues over $ 250,000 will be devoted to paying the deferred amounts. Interest at the rate of 6% per annum, compounded quarterly, has been recognized on the accrual of the deferred salaries & wages.

                           LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------

Income  taxes - The provision (benefit) for income taxes is based on the pre-tax
-------------
earnings (loss) reported in the statement of operations, adjusted for transactions that may never enter into the computation of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

Earnings  (Loss)  per share - Earnings (loss) per common share is based upon the
---------------------------
weighted  average number of common shares (after the reverse split) outstanding.

Economic  and  Concentration  Risk - The business of the Company is primarily in
----------------------------------
the development, under existing patents, and marketing of enhanced mathematical functions embedded in computer microprocessor chips to customers in the United States of America and certain foreign countries. The Company may encounter risk from competitors who have significantly greater resources, and from technological breakthroughs that are commonplace in the computer industry.

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Statement  of  Cash  Flows  -  For  purposes of the statement of cash flows, the
--------------------------
Company considers all highly liquid financial instruments purchased with an original maturity of three months of less to be cash equivalents.

NOTE5-EQUIPMENT
---------------

Property  and  equipment  consists  of  the  following:


                                   6/30/00    6/30/99
                                  ---------  ---------
   Computers & related items      $ 42,665   $ 42,665
   Office furniture & fixtures      26,030     26,030
                                  ---------  ---------
   Total                            68,695     68,695
   Less:accumulated depreciation   (39,574)   (29,100)
                                  ---------  ---------
                                  $ 29,121   $ 39,595
                                  =========  =========

                           LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE6-TECHNOLOGY LICENSE AGREEMENT
----------------------------------

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

NOTE 7-DEPOSITS
---------------

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


NOTE 8-LOANS FROM OFFICERS
-------------------------

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

NOTE 9-CAPITALIZED LEASED PAYABLES
----------------------------------

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

NOTE 10-DEFERRED SALARIES AND WAGES
-----------------------------------

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



                             6/30/00    6/30/99
                            ----------  --------

          Officers          $  597,832  $417,832
          Employees            411,390   307,510
          Accrued interest     131,590    83,694
          Payroll taxes        100,922    73,533
                            ----------  --------

          Total             $1,241,734  $882,569
                            ==========  ========

NOTE 11-EMPLOYEE COMMON STOCK
-----------------------------

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

NOTE 12-INCOME TAXES
--------------------

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

                           LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE 12-INCOME TAXES (CONTINUED)
---------------------------------

A  reconciliation  of  current  and  deferred  income  taxes  is  as  follows:

                                     6/30/00     6/30/99
                                    ----------  ----------
  Current tax expense:
    Federal                         $       -   $       -
    State                                   -           -
                                    ----------  ----------

      Total current                         -           -

  Deferred tax expense (benefit):
    Federal                          (587,139)   (414,747)
    State                            (116,778)    (83,994)
                                    ----------  ----------

      Total deferred                 (703,917)   (498,741)

  Valuation allowance                 703,917     498,741
                                    ----------  ----------

  Total provision for income taxes  $       -   $       -
                                    ==========  ==========

      At June 30, 2000 the Company had unused net operating losses for regular income tax purposes, which are due to expire in the following tax years:

Tax Year  Federal Amount   State Amount
--------  ---------------  ------------

   2000   $        77,665
   2001           104,428
   2002           123,938
   2003           507,948
   2004           507,035
   2007                     $      31,024
   2008                           238,661
   2009                           136,180
   2010                            77,665
   2011                           104,428
   2017                           123,938
   2018                           507,948
   2019                           507,035

                           LOG POINT TECHNOLOGIES, INC.
                          Notes To Financial Statements
                             June 30, 2000 and 1999

NOTE 13 - COMMON AND PREFERRED STOCK
------------------------------------

Preferred  Stock
----------------

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

Common  Stock
-------------

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

NOTE 15- FAIR VALUE OFFINANCIALINSTRUMENTS
--------------------------------------

The carrying amounts of the Company's cash equivalents (money market fund) and receivables are considered to approximate its fair market value. Similarly, the amount of the Company's obligations are considered to represent the approximate fair value of such instruments based upon management's best estimate.

NOTE16-REPORTING  STATUS
----------------  ------

On February 19, 2000 the Company became a fully reporting company with the Securities and Exchange Commission.

NOTE17-RECLASSIFICATIONS
------------------------

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


                                   /s/  Alessandri  &  Alessandri,  P.A.
October  27,  1999

                                        LOG POINT TECHNOLOGIES, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                               BALANCE SHEETS
                                           JUNE 30, 1999 AND 1998

                                                                                     1999          1998
                                                                                 ------------  ------------
ASSETS

CURRENT ASSETS
  Cash                                                                           $       466   $   708,037
  Prepaid expenses                                                                                   2,500

                                                                                 ------------  ------------
Total Current Assets                                                                     466       710,537
                                                                                 ------------  ------------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $29,099 & $19,459)             39,595        32,143
                                                                                 ------------  ------------

OTHER ASSETS
  Product technology license (net of amortization of $89,250 & $75,250)              120,750       134,750
  Receivable from officers                                                            97,197
  Deposits                                                                             4,281         3,771
                                                                                 ------------  ------------
Total Other Assets                                                                   125,031       235,718
                                                                                 ------------  ------------

TOTAL                                                                            $   165,092   $   978,398
                                                                                 ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capitalized lease obligation                                $    11,861   $     5,071
  Accounts Payable                                                                   148,648         4,790
                                                                                 ------------  ------------
Total Current Liabilities                                                            160,509         9,861
                                                                                 ------------  ------------
LONG-TERM DEBT
  Due on product license                                                             160,574       172,084
  Capitalized lease obligation less current portion                                   13,031        21,446
  Loans from officers                                                                  6,761
                                                                                 ------------  ------------
Total Long-Term Debt                                                                 180,366       193,530
                                                                                 ------------  ------------

OTHER LIABILITIES
  Deferred salaries & wages, and related payroll taxes                               882,569       605,217
                                                                                 ------------  ------------

Total Liabilities                                                                  1,223,444       808,608
                                                                                 ------------  ------------

STOCKHOLDERS' EQUITY
   Preferred stock-No par value: 5,000,000 shares authorized; no shares issued
  Common Stock - No par value; 50,000,000 shares authorized; shares
    issued and outstanding 10,757,403 and 11,058,333,  respectively                1,029,194     1,474,630
  Deficit accumulated during the development stage                                (2,087,546)   (1,304,840)
                                                                                 ------------  ------------
Total Stockholders' Equity                                                        (1,058,352)      169,790
                                                                                 ------------  ------------

TOTAL                                                                            $   165,092   $   978,398
                                                                                 ============  ============


             See auditors' report and notes to financial statements

                                  LOG POINT TECHNOLOGIES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF OPERATIONS
                           FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM INCEPTION ( FEBRUARY 1993) TO JUNE 30, 1999


                                                                            SINCE

                                                  1999          1998      INCEPTION
                                             ------------  -----------  ------------
SALES                                             None         None     $     70,480
                                                                        -------------
COST OF SALES                                     None         None             None

OPERATING EXPENSES
  General and Administrative                 $   303,318   $  127,730   $   516,532
  Research and development                       411,364      247,424     1,349,699
  Depreciation and Amortization                   23,640       17,993       118,349
                                             ---------------------------------------
            Total Operating Expenses             738,322      393,147     1,984,580
                                             ---------------------------------------

LOSS BEFORE OTHER ITEMS                         (738,322)    (393,147)   (1,914,100)

OTHER INCOME & EXPENSE
  Interest expense                               (56,278)     (40,793)     (186,253)
  Interest income                                 11,894          913        12,807
                                             ---------------------------------------


NET LOSS                                     $  (782,706)  $ (433,027)  $(2,087,546)
                                             =======================================


LOSS PER SHARE                               $    (0.072)  $   (0.052)
                                             --------------------------

WEIGHTED AVERAGE NUMBER OF SHARES             10,865,503    8,353,888
                                             --------------------------

             See auditors' report and notes to financial statements

                                   LOG POINT TECHNOLOGIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                            FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 1993) TO JUNE 30, 1999


                                                                1999        1998         Since
                                                                                       Inception
                                                             -------------------------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                           $(782,706)  $ (433,027)  $(2,087,546)
Add: Non-Cash Items
    Depreciation and Amortization                               23,640       17,993       118,349
    Deferred salaries, related taxes and interest              277,352      282,118       882,569
    Payment of loans with preferred & common stock                                        153,460
    Payment of expenses with preferred & common stock                                      12,600
Changes in Assets and Liabilities:
     Prepaid expenses                                            2,500       (2,500)
     Receivable & payables from officers-net                   103,958     (105,723)        6,761
     Deposits                                                     (510)      (1,051)       (4,281)
     Accounts payable                                          143,858      (16,309)      148,648
     Stock receivable                                                         1,719

                                                             -------------------------------------
Net Cash From (To) Operating Activities                       (231,908)    (256,780)     (769,440)
                                                             -------------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                       (17,092)     (28,842)      (68,694)

                                                             -------------------------------------
Net Cash From (To) Investing Activities                        (17,092)     (28,842)      (68,694)
                                                             -------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from capitalized leases                                 7,484       28,101        45,049
Repayment of Debt                                              (20,619)     (35,957)      (69,583)
Proceeds from sales of preferred & common stock                             990,000     1,308,570
Purchases of common stock                                     (445,436)                  (445,436)

                                                             -------------------------------------
Net Cash From (To) Financing Activities                       (458,571)     982,144       838,600
                                                             -------------------------------------

Increase (Decrease) in Cash                                   (707,571)     696,522           466
CASH BALANCE, BEGINNING                                        708,037       11,515             0
                                                             -------------------------------------
CASH BALANCE, ENDING                                         $     466   $  708,037   $       466
                                                             =====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                             $  15,904   $    1,017   $    33,916

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

                                                                       RETAINED
                                PREFERRED STOCK     COMMON STOCK               EARNINGS


                                              SHARES         $          SHARES          $          (LOSS)
                                           ==================================================================
Proceeds from issuance of common stock                                   648,800   $ 160,000
Exchange of loans payable for common
    stock                                                                             34,000
Common stock issued for services                                           1,520       7,600

Net loss                                                                                         $  (213,300)
                                           ------------------------------------------------------------------
Balance, June 30, 1994                                                     650,320   $ 201,600   $  (213,300)
Cancellation of common shares in
  exchange for preferred shares                403,200   $ 201,600        (650,320)   (201,600)
Issuance for preferred shares
   to founders                                 610,000
Sale of preferred shares                         4,400      10,000
Sale of common shares                                                   1,931,792      24,147
Common stock issued for receivable
  subsequently paid                                                     2,015,000      25,188
Net Loss                                                                                            (230,677)
                                           ------------------------------------------------------------------
Balance, June 30, 1995                       1,017,600   $ 211,600     3,946,792   $   49,335   $   (443,977)

Common stock issued for receivable
 subsequently paid                                                       152,763       1,910
Sale of common shares                                                     10,000         125
Sale of preferred shares                         9,240      19,500
Exchange of preferred shares for loans         118,000      99,000
Exchange of preferred shares for services        2,000       5,000
Net Loss                                                                                            (193,432)
                                           ------------------------------------------------------------------
Balance, June 30, 1996                       1,146,840   $ 335,100     4,109,555   $   51,370   $   (637,409)

Sale of preferred sales                         36,780      76,950
Exchange of preferred shares for loans          10,000       5,000
Sale of common shares                                                      60,000         750
Exchange of common shares for loans                                     1,236,825      15,460
Net Loss                                                                                            (234,404)
                                           ------------------------------------------------------------------
Balance, June 30, 1997                       1,193,620   $ 417,050     5,406,380   $   67,580   $   (871,813)

Adjustment to reflect reverse purchase
    acquisition                             (1,193,620)   (417,050)    2,793,620      417,050
Sale of common shares                                                  2,858,333      990,000
Net Loss                                                                                            (433,027)
                                           ------------------------------------------------------------------
Balance, June 30, 1998                     None          None         11,058,333   $1,474,630   $ (1,304,840)
Purchase of common shares                                               (300,930)   (445,436)
Net Loss                                                                                            (782,706)
                                           ------------------------------------------------------------------
Balance, June 30, 1999                     None          None         10,757,403   $1,029,194    ($2,087,546)
                                           ==================================================================

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

Note  4  -  Summary  of  Significant  Accounting  Policies

     Revenue  recognition  -  Revenue is recognized when products are shipped or
     --------------------
services  are  rendered.

     Equipment  -  Equipment  is  recorded  at  acquisition  cost.  Repairs  and
     ---------
maintenance that do not extend the useful life are charged to expense when incurred, and improvements and betterments that extend the useful life are capitalized. Depreciation is calculated using methods that approximate the straight-line method over the estimated lives, generally five and seven years.

     Technology  license agreement - The technology license agreement is carried
     -----------------------------
at cost, and is being amortized ratably over the remaining life (appx. 15 years) of the underlying patents.

     Research and development - Research and development expenses are charged to
     ------------------------
operations  as  incurred.

     Deferred  salaries  &  wages - All of the officers of the Company and other
     ----------------------------
Company personnel have agreed to defer part or all of their salaries. The deferred amounts, which include the estimated related payroll taxes, will not be payable until the Company attains revenues of $250,000 per calendar quarter, at which time a percentage, to be determined by the Company, of the amounts of revenues over $250,000 will be devoted to paying the deferred amounts. Interest at the rate of 6% per annum, compounded quarterly, has been recognized on the accrual of the deferred salaries & wages.

     Income  taxes  -  The  provision (benefit) for income taxes is based on the
     -------------
pre-tax earnings (loss) reported in the balance sheet, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

     Earnings  (Loss) per share - Earnings (loss) per common share is based upon
     --------------------------
the weighted average number of common shares (after the reverse split) outstanding.

     Economic  and Concentration Risk - The business of the Company is primarily
     --------------------------------
in the development, under existing patents, and marketing of enhanced mathematical functions embedded in computer microprocessor chips to customers in the United States of America and certain foreign countries. The Company may encounter risk from competitors who have significantly greater resources, and from technological breakthroughs that are commonplace in the computer industry.

     Use  of  Estimates  - The preparation of financial statements in conformity
     ------------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

     Statement  of Cash Flows - For purposes of the statement of cash flows, the
     ------------------------
Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Note  5  -  Equipment

     Equipment  consists  of  the  following:

                                                    6/30/99    6/30/98
                                                   ----------  --------
      Computers & related items                   $    52,641  $ 44,191
      Office furniture & fixtures                      16,053     7,411
                                                   ----------  --------
      Total                                            68,694    51,602
      Less-accumulated depreciation                    29,099    19,459
                                                   ----------  --------
          Net                                          39,595   $32,143
                                                   ----------  --------

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

                                          6/30/99  6/30/98
                                         --------  --------
      Officers                           $417.832  $237,832
      Employees                           307,510   269,560
      Accrued interest                     83,694    47,086
      Payroll taxes                        73,532    50,739
                                         --------  --------
        Total                             882,568  $605,217
                                         --------  --------

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

                                                         1999           1998
                                                      ----------     -----------
Income  tax  provision  (benefit) - 34%               $(266,120)     $( 147,229)
---------------------------------------               ----------     -----------
     Increase  (decrease)  in  rates  resulting  from
          State  taxes                                  (46,358)        (25,265)
                                                      ----------     -----------
     Valuation  allowance  for  deferred  tax  assets   312,478         172,494
                                                      ----------     -----------

     Effective  tax  rates                                   -0-            -0-
                                                      ----------     -----------
     The  accumulated  losses  expire for tax purposes generally as shown below:

                    Year               Amount
                    ----               --------
                    2009               $ 212,000
                    2010                 231,000
                    2011                 195,000
                    2012                 234,000
                    2013                 433,000
                    2014                 783,000


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

SAMUEL  P.  SHANKS,  PH.D.  -  PRESIDENT,  CHIEF EXECUTIVE OFFICER AND DIRECTOR.
--------------------------------------------------------------------------------

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

LESTER  C.  PICKETT  -  CHAIRMAN  OF  THE  BOARD,  EXECUTIVE  VICE PRESIDENT AND
--------------------------------------------------------------------------------
SECRETARY.
----------

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


ERROL  FLYNN  -  DIRECTOR.
--------------------------

Errol Flynn, age 59, has served as Director of the Company since its inception in 1993. Mr. Flynn has over 25 years of experience in all aspects of sales and marketing. In 1992, he retired from his position as Vice President of Sales for Xircom where he was responsible for the increase in annual sales from $4 million to $90 million in just under three years.

CHARLES  BOND  -  DIRECTOR.
---------------------------

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

WARREN  E.  PICKETT,  PH.D.  -  DIRECTOR.
-----------------------------------------

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

ITEM  10.     EXECUTIVE  COMPENSATION.

                                       SUMMARY COMPENSATION TABLE

                           Annual Compensation               Long Term Compensation
                           -------------------               ----------------------
                                                                      Awards                 Payouts
                                                                      ------                  -------
                                                              Other              Securities
     Name                                                    Annual   Restricted Underlying   LTIP    All Other
and Principal                                               Compensa-   Stock    Options/    Payouts   Compensa-
   Position             Year        Salary*       Bonus       tion     Award(s)    SARs                  tion
      ($)                             ($)          ($)        ($)        ($)       (#)        ($)         ($)
      (a)                (b)          (c)          (d)        (e)        (f)       (g)        (h)         (j)
Samuel P. Shanks,
  President
Lester C. Pickett,
  Chairman, Exec.
  Vice President &
  Secretary

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                Name  and  Address            Amount     Percent  Title of Class
                of  Owner                    Owned      of Class
 ----

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

ITEM  13.               EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS
                    INDEX  TO  EXHIBITS.

EXHIBIT               DESCRIPTION  OF  DOCUMENT
-------               -------------------------

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

3(iv)         Bylaws.*

10.0          Confidential  Technology  License  Agreement  dated  February  18,
              1993.*

10.1 Non-Disclosure Statement, Employee Proprietary and Confidential Information Agreement with Samuel P. Shanks dated May 2, 1994.*

10.2 Non-Disclosure Statement, Employee Proprietary and Confidential Information Agreement with Lester Pickett dated May 2, 1994.*

10.3          Stock  Purchase  Agreement,  Form  of*


23.1          Consent  of  Accountants.


99.0          Form  of  Stock  Certificate.*


               DESCRIPTION  OF  EXHIBITS.
               --------------------------

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


                               LOG  POINT  TECHNOLOGIES,  INC.

Date:  February  14,  2001       By:     /s/Samuel  P.  Shanks
       -------------------         -----------------------------
                                    Samuel P. Shanks, President