Form 10QSB/A
period 2000-09-30
LOG POINT TECHNOLOGIES INC
filed 2001-02-16
CIK 915569

LOG POINT TECHNOLOGIES INC


                       FILING  TYPE:     10QSB/A
                        DESCRIPTION:     QUARTERLY  REPORT
                       FILING  DATE:     FEB 14, 2001
                        PERIOD  END:     SEP 30, 2000


                   PRIMARY EXCHANGE:     OVER THE COUNTER INCLUDES OTC
                                         AND OTCBB
                             TICKER:     LGPT

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

                                  FORM  10-QSB/A
                                 Amendment No. 1



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
                                          (Unaudited)


                                                         3 Months       3 Months       Since
                                                       Sep 30, 2000   Sep 30, 1999   Inception
----------------------------------------------------  --------------  ------------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) >From Operations:                  $    (137,681)  $  (140,769)  $(3,241,058)
  Add:  Non-Cash Items
       Depreciation and Amortization                          5,981         6,118       148,804
       Deferred salaries, related taxes and interest         85,786        91,709     1,327,521
       Payment of expenses & loans with stock                     -             -       251,060
   Changes in Assets and Liabilities
       Accounts Receivables                                       -        (1,200)            -
       Prepaid Expenses                                           -             0             -
       Receivable & payables from others-net                  4,000             -        88,036
       Deposits                                                   -             -        (4,377)
       Accounts payable                                      (8,414)        8,996       180,871

                                                      --------------  ------------  ------------
 Net Cash From(To) Operating Activities                     (50,328)      (35,146)   (1,249,143)
                                                      --------------  ------------  ------------

 CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                       -             -       (68,694)

                                                      --------------  ------------  ------------
 Net Cash From(To) Investing Activities                           -             -       (68,694)
                                                      --------------  ------------  ------------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                               -             -        45,049
   Repayment of Debt                                           (760)         (358)     (156,387)
   Proceeds from officers' loans                             51,140        35,733       566,160
   Sale of Common Stock                                           -             -     1,308,570
    Purchases of Common Stock                                     -             -      (445,436)
                                                      --------------  ------------  ------------

 Net Cash From(To) Financing Activities                      50,380        35,375     1,317,956
                                                      --------------  ------------  ------------

 Increase(Decrease) in Cash                                      52           229           119
 CASH BALANCE, BEGINNING                                         67           466             -
                                                      --------------  ------------  ------------
 CASH BALANCE, ENDING                                           119           695           119
                                                      ==============  ============  ============

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


When Log Point emerges from its development stage, additional financing will be needed. Log Point is still working with Monmouth partners for possible financing. In addition Log Point is in talks with other funding sources. These additional funds will be used for sales and marketing efforts, expanded licensing operations, completing hardware designs, and production of hardware chips using the Company's hardware designs. Operations for licensing patents and associated intellectual property related to software and hardware designs will require a credible capability to enter litigation against existing or future infringers of the Company's stable of patents. In this regard, the Company is talking with a number of legal firms which have shown substantial interest in working with the Company to provide such a litigation capability even before the Company receives major funding.


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



                                          LOG  POINT  TECHNOLOGIES,  INC.


Date:  February 14, 2001                  By:  /s/  Samuel P. Shanks
------------------------                     ------------------------
                                          Samuel P. Shanks, President