Form 10QSB
period 2000-12-31
LOG POINT TECHNOLOGIES INC
filed 2001-03-20
CIK 915569

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



          (Mark  One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  quarterly  period  ended  December  31,  2000

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

                                Yes  X   No  ______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 19, 2000, Log Point Technologies, Inc. had 11,233,333 shares of Common Stock outstanding, no par value.


                                   LOG POINT TECHNOLOGIES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEETS
                                            (UNAUDITED)
--------------------------------------------------------------------------------


                                                      Dec 31, 2000    Dec 31, 1999   Jun 30, 2000
                                                      -------------  --------------  -------------
                          ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents                             $           1  $      (6,580)  $          67
  Accounts Receivable                                             -              -               -
                                                      -------------  --------------  -------------
        Total Current Assets                                      1         (6,580)             67
                                                      -------------  --------------  -------------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of Depreciation)         24,158         34,358          29,121
                                                      -------------  --------------  -------------
OTHER ASSETS
  Product Technology License (net of Amortization)           99,750        113,750         106,750
  Receivable from officers                                        -              -               -
  Receivable from others                                          -              -               -
  Deposits                                                    4,377        204,281           4,377
                                                      -------------  --------------  -------------
        Total Other Assets                                  104,127        318,031         111,127
                                                      -------------  --------------  -------------
TOTAL ASSETS                                          $     128,286  $     345,809   $     140,315
                                                      =============  ==============  =============

                        See Notes to Financial Statements


                                               LOG POINT TECHNOLOGIES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                      BALANCE SHEETS
                                                        (UNAUDITED)


                                            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Current portion of capitalized lease obligations                                $     6,262   $    12,745   $    11,673
  Loans Payable                                                                        14,375       302,536             -
  Accounts Payable                                                                    190,012       155,294       189,285
                                                                                  ------------  ------------  ------------
        Total Current Liabilities                                                     210,649       470,575       200,958
                                                                                  ------------  ------------  ------------
LONG-TERM DEBT
  Due on product license                                                              174,583       165,427       170,428
  Loans from Officers                                                                 568,160        65,626       515,020
  Capitalized lease obligations less current portion                                        -         6,485         1,358
                                                                                  ------------  ------------  ------------
        Total Long-Term Debt                                                          742,743       237,538       686,806
                                                                                  ------------  ------------  ------------
OTHER LIABILITIES
  Deferred salaries & wages, and related payroll taxes                              1,426,035     1,067,564     1,241,734
                                                                                  ------------  ------------  ------------
        Total Liabilities                                                           2,379,427     1,775,677     2,129,498
                                                                                  ------------  ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - No par value; 5,000,000 shares authorized; no shares issued
  Common stock - No Par Value; 50,000,000 shares authorized;shares issued
     and outstanding 11,058,383                                                     1,559,630     1,104,194     1,559,630
  Treasury Stock (300,930 shares)                                                    (445,436)            -      (445,436)
  Retained Earnings (deficit)                                                      (3,365,335)   (2,534,062)   (3,103,377)
                                                                                  ------------  ------------  ------------
                                                                                   (2,251,141)   (1,429,868)   (1,989,183)
  Less stock receivable                                                                     -             -             -
                                                                                  ------------  ------------  ------------
        Total Stockholders' Equity (Deficit)                                       (2,251,141)   (1,429,868)   (1,989,183)
                                                                                  ------------  ------------  ------------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                               $   128,286   $   345,809   $   140,315
                                                                                  ============  ============  ============

                        See Notes to Financial Statements


                                        LOG POINT TECHNOLOGIES, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 & 1999, AND
                            SINCE INCEPTION (FEBRUARY 1993) TO DECEMBER 31, 2000
                                                 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                      3 Months      3 Months        6 Months       6 Months        Since
                                    Dec 31, 2000   Dec 31, 1999    Dec 31, 2000   Dec 31, 1999    Inception
                                   --------------  -----------------------------  ------------  ------------
SALES                              $           -   None                       -         1,200   $    71,680
                                   --------------  -----------------------------  ------------  ------------
COST OF SALES                      None            None            None           None          None

OPERATING EXPENSES:
  General and Administrative              43,541   $     121,344         98,106   $   179,368     1,271,991
  Research and development                55,314          57,606        103,650       117,376     1,673,648
  Depreciation and Amortization            5,981           6,119         11,962        12,237       154,785
                                   --------------  -----------------------------  ------------  ------------
    Total Operating Expenses             104,836         185,069        213,718       308,981     3,100,424
                                   --------------  -----------------------------  ------------  ------------

LOSS BEFORE OTHER ITEMS                 (104,836)       (185,069)      (213,718)     (307,781)   (3,028,744)

OTHER INCOME & EXPENSE
  Interest expense                       (19,441)       (120,677)       (48,240)     (138,735)     (349,404)
  Interest Income                              -               -              -             -        12,813
                                   --------------  -----------------------------  ------------  ------------
NET LOSS                           $    (124,277)  $    (305,746)      (261,958)  $  (446,516)  $(3,365,335)
                                   ==============  =============================  ============  ============

LOSS PER SHARE                     $      (0.012)  $      (0.028)        (0.024)  $    (0.042)  $
                                   --------------  -----------------------------  ------------
WEIGHTED AVERAGE NUMBER OF SHARES     10,757,403      10,757,403     10,757,403    10,757,403
                                   --------------  -----------------------------  ------------



                        See Notes to Financial Statements


                                                  LOG POINT TECHNOLOGIES, INC.
                                                    (A DEVELOPMENT COMPANY)
                                                    STATEMENT OF CASH FLOWS
                            FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 & 1999, AND
                                      SINCE INCEPTION (FEBRUARY 1993) TO DECEMBER 31, 2000
                                                          (UNAUDITED)


                                                         3 Months       3 Months        6 Months        6 Months        Since
                                                       Dec 31, 2000   Dec 31, 1999    Dec 31, 2000    Dec 31, 1999    Inception
                                                      --------------  --------------  --------------  -----------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) From Operations:                   $    (124,277)  $    (305,746)  $    (261,958)  $ (446,516)  $(3,365,335)
  Add:  Non-Cash Items
       Depreciation and Amortization                          5,981           6,119          11,962       12,237       154,785
       Deferred salaries, related taxes and interest         98,515          93,285         184,301      184,995     1,426,036
       Payment of expenses & loans with stock                     -          75,000               -       75,000       251,060
   Changes in Assets and Liabilities
       Accounts Receivables                                       -           1,200               -            -             -
       Prepaid Expenses                                           -               -               -            -             -
       Receivable & payables from officers-net                    -               -               -            -             -
       Receivable & payables from others-net                 10,375               -          14,375            -        98,411
       Deposits                                                   -        (200,000)              -     (200,000)       (4,377)
       Accounts payable                                       9,141          (2,350)            727        6,646       190,012
                                                      --------------  --------------  --------------  -----------  ------------
 Net Cash From(To) Operating Activities                        (265)       (332,492)        (50,593)    (367,638)   (1,249,408)
                                                      --------------  --------------  --------------  -----------  ------------
 CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                       -               -               -            -       (68,694)
                                                      --------------  --------------  --------------  -----------  ------------
 Net Cash From(To) Investing Activities                           -               -               -            -       (68,694)
                                                      --------------  --------------  --------------  -----------  ------------
CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                               -               -               -            -        45,049
   Proceeds form Short-term Financing                       302,536         302,536
   Repayment of Debt                                         (1,853)           (451)         (2,613)        (809)     (158,240)
   Proceeds form officers' loans                              2,000          23,132          53,140       58,865       568,160
   Sale of Common Stock                                           -               -               -            -     1,308,570
    Purchases of Common Stock                                     -               -               -            -      (445,436)
                                                      --------------  --------------  --------------  -----------  ------------
 Net Cash From(To) Financing Activities                         147         325,217          50,527      360,592     1,318,103
                                                      --------------  --------------  --------------  -----------  ------------
 Increase(Decrease) in Cash                                    (118)         (7,275)            (66)      (7,046)            1
CASH BALANCE, BEGINNING                                         119             695              67          466             -
                                                      --------------  --------------  --------------  -----------  ------------
CASH BALANCE, ENDING                                             1          (6,580)              1       (6,580)            1
                                                      ==============  ==============  ==============  ===========  ============



                        See Notes to Financial Statements

                          Notes  to  Financial  Statements
                          --------------------------------

Note  1.  Issuance  of  144  Restricted  Common
-----------------------------------------------

During the first quarter ended December 31, 2000, no restricted common shares were issued.




MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
-----------------------------------------------------------------

During  the  first  quarters  ended  December  31,  2000 and 1999, the Log Point
Technologies, Inc. ("Log Point") incurred losses of $124,277 and $305,746 respectively.

Log Point is a development stage company that incurred losses of $124,277 and $305,746 for the first quarters ended December 31, 2000 and 1999 respectively. Log Point incurred losses of $261,958 and $446,516 for the first two quarters ended December 31, 2000 and 1999 respectively. Since inception, the Company has incurred losses totaling $3,365,335.

During the first quarter ended December 31, 2000, General and Administrative expenses were $43,542, which included $32,843 for salaries and payroll taxes. Research and Development expenses were $55,314, which included $46,643 for salaries and payroll taxes.

The Securities and Exchange Commission ("SEC") investigated Log Point. From the findings of the SEC's investigation, the SEC alleged that Log Point misled investors by the omission of material fact from several recent press releases regarding financing and revenue projections, which would be a violation of
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC proposed a settlement (the "Settlement") with Log Point whereby Log Point recognize the SEC authority over Log Point and Log Point accept an Administrative Cease and Desist Order to stop violating Section 10(b) of the Exchange Act, with Log Point neither admitting nor denying the allegations in the Cease and Desist Order. Log Point accepted the Settlement and the Administrative Cease and Desist Order went into effect on March 1, 2001. There has been no further action by the SEC against Log Point and Log Point does not expect any further action. Log Point does not know what effect the Settlement will have on it efforts to obtain financing.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending December 31, 2001. Log Point does not expect any significant revenues during the twelve-month period ending December 31, 2001.

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

Log Point will not conduct any significant research and development during the twelve months ending December 31, 2001.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending December 31, 2001.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending December 31, 2001.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LOG  POINT  TECHNOLOGIES,  INC.

Date:  March  19,  2001                    By:  /s/  Samuel  P.  Shanks
-----------------------                    ----------------------------
                                           Samuel  P.  Shanks,  President