Form 10QSB
period 2001-03-31
LOG POINT TECHNOLOGIES INC
filed 2001-06-26
CIK 915569

LOG POINT TECHNOLOGIES INC




                      FILING  TYPE:     10QSB
                       DESCRIPTION:     QUARTERLY  REPORT
                      FILING  DATE:     JUN  26,  2001
                       PERIOD  END:     MAR  31,  2001


                 PRIMARY  EXCHANGE:     OVER THE COUNTER INCLUDES OTC
                                        AND OTCBB
                            TICKER:     LGPT

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



          (Mark  One)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  quarterly  period  ended  March  31,  2001

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


                2060 Walsh Ave., Suite 242, Santa Clara, CA 95050
--------------------------------------------------------------------------------
            (Address of Principal Executive Offices)       (Zip Code)


                                 (650) 967-3974
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         465 Fairchild Drive, Suite 111, Mountain View, California 94043
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year.)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 26, 2000, Log Point Technologies, Inc. had 11,233,333 shares of Common Stock outstanding, no par value.

                                                LOG  POINT  TECHNOLOGIES,  INC.
                                                (A  DEVELOPMENT  STAGE  COMPANY)
                                                          BALANCE SHEET
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mar 31, 2001    Mar 31, 2000    Jun 30, 2000
                                                                                  --------------  --------------  --------------
                                 ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents                                                         $        (117)  $         301   $          67
  Accounts Receivable                                                                         -               -               -
                                                                                  --------------  --------------  --------------

    Total Current Assets                                                                   (117)            301              67
                                                                                  --------------  --------------  --------------

EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of Depreciation)                                     24,158          31,739          29,121
                                                                                  --------------  --------------  --------------

OTHER ASSETS
  Product Technology License (net of Amortization)                                       99,868         110,250         106,750
  Receivable from officers                                                                    -               -               -
  Receivable from others                                                                      -               -               -
  Deposits                                                                                4,377         204,281           4,377
                                                                                  --------------  --------------  --------------

    Total Other Assets                                                                  104,245         314,531         111,127
                                                                                  --------------  --------------  --------------

TOTAL ASSETS                                                                      $     128,286   $     346,571   $     140,315
                                                                                  ==============  ==============  ==============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capitalized lease obligations                                $       6,262   $      12,594   $      11,673
  Loans Payable                                                                          14,375         322,536               -
  Accounts Payable                                                                      190,012         163,918         189,285
                                                                                  --------------  --------------  --------------

    Total Current
    Liabilities                                                                         210,649         499,048         200,958
                                                                                  --------------  --------------  --------------

LONG-TERM DEBT
  Due on product license                                                                174,583         167,909         170,428
  Loans from Officers                                                                   568,160          88,231         515,020
  Capitalized lease obligations less current portion                                          -           3,606           1,358
                                                                                  --------------  --------------  --------------

    Total Long-Term Debt                                                                742,743         259,746         686,806
                                                                                  --------------  --------------  --------------

OTHER LIABILITIES
  Deferred salaries & wages, and related payroll taxes                                1,550,312       1,154,049       1,241,734
                                                                                  --------------  --------------  --------------

    Total Liabilities                                                                 2,503,704       1,912,843       2,129,498
                                                                                  --------------  --------------  --------------


STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - No par value; 5,000,000 shares authorized; no shares issued
  Common stock - No Par Value; 50,000,000 shares authorized;shares issued
     and outstanding 11,058,383                                                       1,559,630       1,114,194       1,559,630
  Treasury Stock (300,930 shares)                                                      (445,436)              -        (445,436)
  Retained Earnings (deficit)                                                        (3,489,612)     (2,680,466)     (3,103,377)
                                                                                  --------------  --------------  --------------
                                                                                     (2,375,418)     (1,566,272)     (1,989,183)
  Less stock receivable                                                                       -               -               -
                                                                                  --------------  --------------  --------------
    Total Stockholders' Equity (Deficit)                                             (2,375,418)     (1,566,272)     (1,989,183)
                                                                                  --------------  --------------  --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                $     128,286   $     346,571   $     140,315
                                                                                  ==============  ==============  ==============

                        See Notes to Financial Statements

                                                 LOG POINT TECHNOLOGIES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF OPERATIONS
                                FOR THE THREE- AND SIX MONTHS ENDED MARCH 31, 2001 & 2000, AND
                                      SINCE INCEPTION (FEBRUARY 1993) TO MARCH 31, 2001
                                                         (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                      3 Months     3 Months        9 Months         9 Months        Since
                                    Mar 31, 2001  Mar 31, 2000   Mar 31, 2001     Mar 31, 2000    Inception
                                    ------------  ----------------------------  --------------  --------------

SALES                               $                    None                   $       1,200   $      71,680
                                    ------------  ----------------------------  --------------  --------------

COST OF SALES                              None          None            None            None            None

OPERATING EXPENSES:
     General and Administrative          43,541   $    49,235         141,647   $     228,603       1,315,532
     Research and development            55,314        51,398         158,964         168,774       1,728,962
     Depreciation and Amortization        5,981         6,118          17,943          18,355          60,766
                                    ------------  ----------------------------  --------------  --------------
          Total Operating Expenses      104,836       106,751         318,554         415,732       3,205,260
                                    ------------  ----------------------------  --------------  --------------

LOSS BEFORE OTHER ITEMS                (104,836)     (106,751)       (318,554)       (414,532)      (3,133,58)

OTHER INCOME & EXPENSE
     Interest expense                   (19,441)      (39,652)        (67,681)       (178,388)       (368,845)
     Interest Income                          -             -               -               -          12,813
                                    ------------  ----------------------------  --------------  --------------

NET LOSS                               (124,277)  $  (146,403)       (386,235)  $    (592,920)  $   (3,489,61)
                                    ============  ============================  ==============  ==============


LOSS PER SHARE                           (0.012)  $    (0.013)         (0.036)  $      (0.055)  $
                                    ------------  ----------------------------  --------------

WEIGHTED AVERAGE NUMBER OF SHARES    10,757,403    10,919,903      10,757,403      10,811,570
                                    ------------  ----------------------------  --------------

                        See Notes to Financial Statements

                                                   LOG POINT Technologies, Inc.
                                                  (a development stage company)
                                                     STATEMENT OF CASH FLOWS
                                 For the Three- and Nine Months Ended March 31, 2001 & 2000, and
                                        Since Inception (February 1993) to March 31, 2001
                                                            Unaudited


                                                         3 Months       3 Months        9 Months        9 Months        Since
                                                       Mar 31, 2001   Mar 31, 2000    Mar 31, 2001    Mar 31, 2000    Inception
                                                      --------------  -------------  --------------  --------------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net Income(Loss) From Operations:                   $    (124,277)      (146,403)  $    (386,235)  $    (592,920)  $(3,489,612)
  Add:  Non-Cash Items
       Depreciation and Amortization                          5,981          6,118          17,943          18,356       160,766
       Deferred salaries, related taxes and interest         98,515         86,485         308,578         271,480     1,524,551
       Payment of expenses & loans with stock                     -         10,000               -          85,000       251,060
   Changes in Assets and Liabilities
       Accounts Receivables                                       -              -               -               -             -
       Prepaid Expenses                                           -              -               -               -             -
       Receivable & payables from officers-net                              22,605                          81,470
       Receivable & payables from others-net                 10,375              -          10,375               -       108,786
       Deposits                                                   -                              -        (200,000)       (4,377)
       Accounts payable                                       9,141          8,624             727          15,270       199,153
                                                      --------------  -------------  --------------  --------------  ------------
Net Cash From(To) Operating Activities                         (265)       (12,571)        (48,612)       (321,344)    (1,249,63)
                                                      --------------  -------------  --------------  --------------  ------------

CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
   Acquisition of Equipment                                       -           (100)              -               -       (68,694)

                                                      --------------  -------------  --------------  --------------  ------------
Net Cash From(To) Investing Activities                            -           (100)              -               -       (68,694)
                                                      --------------  -------------  --------------  --------------  ------------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
   Proceeds from capitalized leases                               -              -               -               -        45,049
   Proceeds form Short-term Financing                                       20,000                         322,536
   Repayment of Debt                                         (1,853)          (548)         (2,613)         (1,357)     (160,093)
   Proceeds from officer's loans                              2,000                         51,041               -       570,160
   Sale of Common Stock                                           -              -               -               -      1,308,50
    Purchases of Common Stock                                     -              -               -               -      (445,436)

                                                      --------------  -------------  --------------  --------------  ------------
Net Cash From(To) Financing Activities                          147         19,452          48,428         321,179     1,318,250
                                                      --------------  -------------  --------------  --------------  ------------

Increase(Decrease) in Cash                                     (118)         6,881            (184)           (165)         (118)
CASH BALANCE, BEGINNING                                           1         (6,580)             67             466             1
                                                      --------------  -------------  --------------  --------------  ------------
CASH BALANCE, ENDING                                           (117)           301            (117)            301          (117)
                                                      ==============  =============  ==============  ==============  ============

                        See Notes to Financial Statements

                          Notes to Financial Statements
                          -----------------------------

Note  1.  Issuance of 144 Restricted Common
-------------------------------------------

During the third quarter ended March 31, 2001, no restricted common shares were issued.




MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
----------------------------------------------------------------

During  the  three  quarters  ended  March  31,  2001  and  2000,  the Log Point
Technologies, Inc. ("Log Point") incurred losses of $124,277 and $146,403 respectively.

Log Point is a development stage company that incurred losses of $124,277 and $146,403 for the three quarters ended March 31, 2001 and 2000 respectively. Log Point incurred losses of $386,235 and $592,920 for the three quarters ended March 31, 2001 and 2000 respectively. Since inception, the Company has incurred losses totaling $3,489,612.

During the first quarter ended March 31, 2001, General and Administrative expenses were $43,542, which included $31,740 for salaries and payroll taxes. Research and Development expenses were $55,314, which included $42,570 for salaries and payroll taxes.

Currently, Log Point is dependent upon borrowings to fund its development stage operations, and at a minimum, management believes that its borrowings will be adequate to fund its minimum requirements for the twelve-month period ending March 31, 2001. Unless adequate funding is obtained, Log Point does not expect any significant revenues during the twelve-month period ending March 31, 2001.

When Log Point emerges from its development stage, additional financing will be needed. Log Point is still working with several companies for possible financing and/or merger. In addition Log Point is in talks with other funding sources. These additional funds will be used for sales and marketing efforts, expanded licensing operations, completing hardware designs, and production of hardware chips using the Company's hardware designs. Operations for licensing patents and associated intellectual property related to software and hardware designs will require a credible capability to enter litigation against existing or future infringers of the Company's stable of patents. In this regard, the Company continues to work with a number of legal firms, which have shown substantial interest in working with the Company to provide such a litigation capability even before the Company receives major funding.

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

Log Point will not conduct any significant research and development during the twelve months ending March 31, 2002.

Log Point has no plans to purchase any plant or significant equipment during the twelve months ending March 31, 2002.

The Company does not anticipate any significant changes in its number of employees during the twelve months ending March 31, 2002.

Log Point has changed its main office location to 2060 Walsh Ave., Suite 242, Santa Clara, California 95050.

                                    SIGNATURE
                                    ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LOG  POINT  TECHNOLOGIES,  INC.


Date:  June  26,  2001                     By:  /s/  Samuel  P.  Shanks
----------------------                     ----------------------------
                                           Samuel P. Shanks, President